Form 10QSB
period 1999-03-31
WARWICK ACQUISITION CORP
filed 1999-05-13
CIK 1078725

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                             March 31, 1999

   OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                                 to


                    Commission file number 0-25419

                   WARWICK ACQUISITION CORPORATION
        (Exact name of registrant as specified in its charter)



       Delaware
                                                       52-2102438

(State or other jurisdiction of               (I.R.S.  Employer
incorporation or organization)                 Identification No.)


             1504 R Street, N.W., Washington, D.C. 20009
         (Address of principal executive offices  (zip code))

                           202/387-5400
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes          No     X         The Registrant has been subject to the
                              filing requirements of the Securities
                              Act of 1934 for less than 90 days.


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at March 31, 1999

Common Stock, par value $0.0001                      5,000,000


ITEM 1.  FINANCIAL STATEMENTS

                   WARWICK ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            Balance Sheet
                            March 31, 1999
                             (Unaudited)


                                ASSETS


               Cash                                      $ 464

               TOTAL ASSETS                              $ 464



                 LIABILITIES AND STOCKHOLDERS' EQUITY


               LIABILITIES                                $  -

               STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, none issued and outstanding          --

   Common Stock, $.0001 par value, 100 million shares
    authorized, 5,000,000 issued and outstanding           500

   Accumulated deficit during developmental stage          (36)

     Total Stockholders' Equity                            464

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY            $   464


NOTE   1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization and Business Operations

          Warwick Acquisition Corporation (a development stage company)(the "Company") was incorporated in Delaware on June 2, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 1999 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been omitted.

          B.  Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE   2 -     STOCKHOLDERS' EQUITY

          A.  Preferred Stock

          The Company is authorized to issue 20,000,000 shares of preferred stock at $.000l par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          B.  Common Stock

          The Company is authorized to issue 100,000,000 shares of common stock at $.000l par value. The Company issued
          4,250,000 and 750,000 shares to Pierce Mill Associates,
          Inc. and TPG Capital Corporation, respectively.

NOTE   3 -     RELATED PARTIES

          Legal counsel to the Company is a firm owned by a director of the Company who also owns 100% of the outstanding stock of Pierce Mill Associates, Inc. The same party is also the controlling shareholder of TPG Capital Corporation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

     A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

     Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     As of March 31, 1999, management had not made any final decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS". When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

     The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that immediately following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

SUBSEQUENT EVENTS

     The Company intends to enter into a Share Exchange and Share Purchase Agreement and related documents among Thinweb.com Inc., ("Thinweb.com") a newly-formed Nova Scotia corporation which will become a wholly-owned subsidiary of the Company, Thinweb Software, Inc., a Nova Scotia corporation ("Software") and the shareholders of Thinweb (the "Shareholders"). Thinweb.com will purchase all the outstanding shares of common stock of Thinweb (16,914,344 shares) for an aggregate purchase price to consist of (i) CDN$50,749,032 which will be fully satisfied by the issuance of 16,914,344 Class A exchangeable non-voting participating common shares of common stock of Thinweb.com, (ii) the Company issuing to a trustee for the Shareholders 16,914,344 shares of its common stock to be held in trust pending exchange of the Class A exchange shares, and (iii) the issuance by the Company of 1,500,000 shares of its preferred stock to 583317 B.C. Ltd., a British Columbia corporation, at $.0001 per share. The Company will file a certificate of designation defining the rights and preferences of the 1,500,000 shares of preferred stock to be issued.

     As part of the share exchange, the Company will redeem and retire 4,250,000 shares of the common stock held by Pierce Mill Associates, Inc. and 600,000 shares of common stock held by Cassidy & Associates. In addition, James M. Cassidy, the director, President and the beneficial shareholder of the Company will resign as an officer and director of the Company. Pursuant to the Transactions, new management will be appointed. As part of the transaction, the Company will change its name to "thinWEB.com Corporation".

     Thinweb Software, Inc. develops and markets e-commerce software applications designed for use by the business community to enhance such business applications used with customers. Thinweb Software, Inc. has developed a remote access database software and a Web site management and analysis tool software.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

        Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

        Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not merge with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.


                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 4

            -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-25419) filed on February 19, 1999 which is incorporated herein by reference.

            -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-25419) filed on February 19, 1999 which is incorporated herein by reference.

      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.


                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WARWICK ACQUISITION CORPORATION


                                By:   /s/ James M. Cassidy
                                     James M. Cassidy, President

Dated: May 12, 1999