Form 10QSB
period 1999-06-30
THINWEB COM CORP
filed 1999-08-23
CIK 1078725

     SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549


     FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

     Pursuant to section 13 or 15(d) of the
     Securities Exchange Act

                            THINWEB.COM CORPORATION
                    (Exact name as Specified in its Charter)

     Delaware                        000-25419          522102438
     (State or other jurisdiction    (Commission File   (I.R.S. Employer
     of incorporation)               Number)            Identification No.)

                     Suite 101, Phase 3, 6 Antares Drive
                             Ottawa Canada K2E 8A9
                   (Address of principal executive offices)

                                 613/225-8446
                        Registrant's telephone number

                       WARWICK ACQUISITION CORPORATION
                              1504 R Street, N.W.
                            Washington, D.C. 20009
                        Former name and former address

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Actduring the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at June 30, 1999
     Common Stock, par value $0.0001         17,066,344

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Balance Sheet
(Unaudited) As of June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                 June 30            December 31
                                                                                    1999                   1998
                                                                                       $                      $
Assets

Current assets
Cash (note 3)                                                                     88,585                 31,566
Investment tax credits receivable (note 4)                                        68,527                 65,908
Other                                                                             31,838                  5,784
                                                                        ---------------------------------------

                                                                                 188,950                103,258
Capital assets (notes 4 and 5)                                                    64,853                 10,895
Deferred charges                                                               1,981,268                      -
Trademarks                                                                           679                    555
                                                                        ---------------------------------------

                                                                               2,235,750                114,708
                                                                        ---------------------------------------

Liabilities

Current liabilities
Accounts payable and accrued liabilities                                         170,344                 21,470
Accrued salaries                                                                  16,382                 89,657
Current portion of long-term debt                                                      -                  2,957
Loans payable (note 6)                                                           193,614                 65,338
Amounts due to shareholders                                                       33,918                 21,484
                                                                        ---------------------------------------

                                                                                 414,258                200,906
Long-term debt                                                                         -                 13,754
                                                                        ---------------------------------------

                                                                                 414,258                214,660
                                                                        ---------------------------------------
Commitments (note 7)
Shareholders' Equity

Capital stock (note 8)                                                             1,857                      1
Additional paid in capital                                                     7,933,252                      -
Share subscriptions receivable                                                   (32,896)                     -
Deferred compensation                                                           (375,318)                     -
Warrants                                                                          15,000                      -
Foreign currency translation adjustments                                          73,396                    343
Deficit accumulated during the development stage                              (5,793,799)              (100,296)
                                                                        ---------------------------------------

                                                                               1,821,492                (99,952)
                                                                        ---------------------------------------

                                                                               2,235,750                114,708
                                                                        ---------------------------------------

thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Statement of Operations and Deficit
(Unaudited)
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                  Cumulative            Three-        Period from
                                                                   April 22,            months          April 22,       Six-months
                                                                     1998 to             ended            1998 to            ended
                                                                    June 30,          June 30,           June 30,         June 30,
                                                                        1999              1999               1998             1999
                                                                           $                 $                  $                $
Revenue                                                                2,577             1,168                  -            1,421
                                                              --------------------------------------------------------------------

Expenses
Research and development (note 4)                                  3,113,117           633,692             12,238        3,069,229
Selling, general and administration                                2,532,438         1,134,664              5,130        2,485,564
Interest                                                             141,892           124,325                  -          132,870
Amortization                                                           8,929             5,640                102            7,261
                                                              --------------------------------------------------------------------

                                                                   5,796,376         1,898,321             17,470        5,694,924
                                                              --------------------------------------------------------------------

Loss for the period                                               (5,793,799)       (1,897,153)           (17,470)      (5,693,503)

Deficit accumulated during the development
  stage - Beginning of period                                              -        (3,896,646)                 -         (100,296)
                                                              --------------------------------------------------------------------

Deficit accumulated during the development
  stage - End of period                                           (5,793,799)       (5,793,799)           (17,470)      (5,793,799)
                                                              --------------------------------------------------------------------

Loss per share                                                                           (0.12)           (17,470)           (0.66)
                                                                                  ------------------------------------------------

Weighted average number of shares outstanding
  during the period                                                                 16,047,904                  1        8,562,620
                                                                                  ------------------------------------------------

thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                Cumulative                       Period from
                                                                                 April 22,       Six months        April 22,
                                                                                   1998 to            ended          1998 to
                                                                                  June 30,         June 30,         June 30,
                                                                                      1999             1999             1998
                                                                                         $                $                $
Cash provided by (used in)

Operating activities
Loss for the period                                                             (5,793,799)      (5,693,503)         (17,470)
Items not affecting cash
    Amortization                                                                     8,929            7,261              102
    Shares issued for employee compensation                                      4,849,497        4,849,497                -
    Shares issued for financing costs                                              123,915          123,915                -
    Shares and warrants issued for services                                         88,956           88,956                -
Net change in non-cash working capital balances related to operations
    Increase in investment tax credits receivable                                  (66,918)               -          (17,267)
    Increase in other current assets                                               (31,348)         (25,475)          (1,123)
    Increase in accounts payable and accrued liabilities                           167,821          146,022              864
    Increase (decrease) in accrued salaries                                         15,230          (75,801)          26,751
                                                                             -----------------------------------------------

                                                                                  (637,717)        (579,128)          (8,143)
                                                                             -----------------------------------------------

Financing activities
Proceeds of long-term debt                                                          17,611                -           17,611
Repayments of long-term debt                                                       (17,785)         (17,140)               -
Proceeds of loans payable                                                          257,339          191,000                -
Repayments of loans payable                                                        (67,017)         (67,017)               -
Issue of common shares                                                             575,539          575,538                1
Proceeds from shareholder loans                                                     32,548           11,920           21,446
                                                                             -----------------------------------------------

                                                                                   798,235          694,301           39,058
                                                                             -----------------------------------------------

Investing activities
Acquisition of capital assets                                                      (72,793)         (60,062)               -
Acquisition of trademarks                                                             (665)            (101)               -
                                                                             -----------------------------------------------

                                                                                   (73,458)         (60,163)               -
                                                                             -----------------------------------------------

Effect of exchange rate changes in cash                                              1,525            2,009             (407)
                                                                             -----------------------------------------------

Increase in cash during the period                                                  88,585           57,019           30,508

Cash - Beginning of period                                                               -           31,566                -
                                                                             -----------------------------------------------

Cash - End of period                                                                88,585           88,585           30,508
                                                                             ===============================================

thinWEB.com Corporation
Consolidated Interim Statement of Changes of Shareholders' Equity
(Unaudited)
--------------------------------------------------------------------------------

                                                 Common shares                Preferred shares            Additional     Less
                                          ------------------------     ----------------------------         paid in  subscriptions
                                                           Amount                          Amount           capital    receivable
                                            Number              $         Number                $                 $              $
Shares issued for subscriptions               900,000          90              -                -            32,579        (32,668)

Change in foreign currency
 translation account                                -           -              -                -                 -              -

Loss for the period                                 -           -              -                -                 -              -
                                         ------------------------------------------------------------------------------------------

Balance - December 31, 1998                   900,000          90              -                -            32,579        (32,668)

Shares issued for cash                      1,505,000         151              -                -           585,738              -

Shares issued for compensation             10,401,344       1,040              -                -         5,163,150            (51)
Shares issued for financing
 costs                                      4,110,000         411              -                -         2,076,800            (27)

Shares issued for a corporate
 reorganization                               150,000          15              -                -            74,985              -

Warrants issued for a corporate
 reorganization                                     -           -              -                -                 -              -

Convertible shares issued for a
 financing arrangement                              -           -      1,500,000              150                 -           (150)

Change in foreign currency
 translation account                                -           -              -                -                 -              -

Loss for the period                                 -           -              -                -                 -              -
                                         ------------------------------------------------------------------------------------------

Balance - June 30, 1999                    17,066,344       1,707      1,500,000              150         7,933,252        (32,896)
                                         ==========================================================================================

                                                                                        Deficit
                                                 Less                               accumulated       Foreign
                                             deferred                   Warrants     during the      currency    Total Share-
                                              compen-      ---------------------    Development   translation         holders
                                               sation                    Amounts          Stage   adjustments          Equity
                                                    $      Number              $              $              $               $
Shares issued for subscriptions                     -           -              -             -              -                1

Change in foreign currency
 translation account                                -           -              -             -            343              343

Loss for the period                                 -           -              -      (100,296)             -         (100,296)
                                         --------------------------------------------------------------------------------------

Balance - December 31, 1998                         -           -              -      (100,296)           343          (99,952)

Shares issued for cash                              -           -              -             -              -          585,889

Shares issued for compensation               (375,318)          -              -             -              -        4,788,821
Shares issued for financing
 costs                                              -           -              -             -              -        2,077,184

Shares issued for a corporate
 reorganization                                     -           -              -             -              -           75,000

Warrants issued for a corporate
 reorganization                                     -      50,000         15,000             -              -           15,000

Convertible shares issued for a
 financing arrangement                              -           -              -             -              -                -

Change in foreign currency
 translation account                                -           -              -             -         73,053           73,053

Loss for the period                                 -           -              -    (5,693,503)             -       (5,693,503)
                                         --------------------------------------------------------------------------------------

Balance - June 30, 1999                      (375,318)     50,000         15,000    (5,793,799)        73,396        1,821,492
                                         ======================================================================================

                                                 Compre-
                                                 hensive
                                                    loss
                                                       $
Shares issued for subscriptions                        -

Change in foreign currency
 translation account                                 343
Loss for the period                             (100,296)
                                             -----------

Balance - December 31, 1998                      (99,953)
                                             ===========
Shares issued for cash                                 -

Shares issued for compensation                         -
Shares issued for financing
 costs                                                 -

Shares issued for a corporate
 reorganization                                        -

Warrants issued for a corporate
 reorganization                                        -

Convertible shares issued for a
 financing arrangement                                 -

Change in foreign currency
 translation account                              73,053

Loss for the period                           (5,693,503)
                                             -----------

Balance - June 30, 1999                       (5,620,450)
                                             ===========

thinWEB.com Corporation
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
(Unaudited)
June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


1    Nature of operations and basis of presentation

     On May 27, 1999, Thinweb.com Inc. (formerly 3028184 Nova Scotia Limited), a wholly owned subsidiary of thinWEB.com Corporation (formerly Warwick Acquisition Corporation), acquired all the outstanding common shares of ThinWeb Software Incorporated in exchange for 16,916,344 Class "A" exchangeable, non-voting, participating common shares of Thinweb.com Inc. Each of these exchangeable shares are exchangeable into common shares of thinWEB.com Corporation for no additional consideration on or before May 26, 2024. Under the provisions of various agreements between thinWEB.com Corporation and Thinweb.com Inc., the holders of the exchangeable shares are entitled to voting, dividend and liquidation rights as if the holder held the equivalent number of common shares in thin WEB.com Corporation. thinWEB.com Corporation has issued 16,916,344 common shares to be held in trust to be issued to the holders of the exchangeable shares upon the exchange.

     Prior to May 27, 1998, Warwick Acquisition Corporation did not have any operations and had 5,000,000 common shares issued and outstanding. As part of the transaction, Warwick Acquisition Corporation redeemed and retired 4,850,000 common shares and issued 50,000 warrants for no additional consideration. The warrants which expire in five years entitle the holder to acquire up to 50,000 common shares of thinWEB.com Corporation for $1 per share. For accounting purposes, the acquisition has been treated as an issuance of 150,000 shares and 50,000 warrants by ThinWeb Software Incorporated for the services related to the corporate reorganization. These shares and warrants have been attributed a value of $90,000 based on the value of services received. The historical financial statements prior to May 27, 1999 are those of ThinWeb Software Incorporated. ThinWeb Software Incorporated was incorporated on April 22, 1998. Pro forma financial information giving effect to the acquisition has not been provided as the transaction is not a business combination.

     The company is primarily a software research and development company that has not yet commenced commercial operations. All of the company's operations are in Canada. These statements are prepared on a going-concern basis. There is substantial doubt as to whether or not the company will be able to continue as a going concern. The ability of the company to continue as a going-concern is dependent upon it obtaining the necessary financing to commercialize and market its products and upon future profitable operations. Like other companies at this stage of development, the company is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and other risks. The company plans to raise funds through a public offering of its securities; however, there are no commitments for the public offering and the public offering has not yet been approved by the Securities and Exchange Commission. There can be no assurance that the company will be successful in raising the required capital to finance operations.

thinWEB.com Corporation
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
(Unaudited)
June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

2    Accounting policies

     a)   Financial statement presentation

          These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of thinWEB.com Corporation and its wholly owned subsidiaries.

          In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the company at the date of interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year.

     b)   Foreign currency translation

          The company's currency of measurement is Canadian dollars; however, the reporting currency is U.S. dollars. The assets and liabilities of the company are translated into U.S. dollars at period-end exchange rates, and income and expense items are translated at rates approximating the average rates of exchange for the period. Gains and losses from the translation are excluded from the statement of operations and deficit and are accumulated in the cumulative foreign currency translation adjustment account.

     c)   Capital assets and amortization

          Amortization of the following capital assets is calculated using the declining balance method at annual rates which will amortize their cost over their estimated useful lives. These rates are:

               Computer hardware                           30%
               Computer software                          100%
               Office furniture and equipment              20%

     d)   Deferred charges

          Deferred charges represent costs of financing and are being charged to expense over the estimated term of the financing arrangement.

     e)   Income taxes

          The company uses the liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes. Future income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

thinWEB.com Corporation
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
(Unaudited)
June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


      Investment tax credits relating to scientific research and experimental development expenditures are recorded in the accounts in the fiscal period the qualifying expenditures are incurred provided there is reasonable assurance that the tax credit will be realized. Investment tax credits in connection with research and development activities are accounted for using the cost reduction method which recognizes the credits as a reduction of the cost of the related assets or expenditures.

f)    Revenue recognition

      The company recognizes revenue at the time of delivery of its licensed software products to customers, provided collectibility of proceeds from the sale of licensed software is reasonably assured. Currently, all sales are made from the company's web site. An electronic order form is filled out on-line by the customer; payment for the order is then received when the customer provides a credit card number; the product is then downloaded by the customer. The product is not returnable; therefore, no provision is required for sales returns.

g)    Research and development

      Research and development costs are charged to expense when incurred, unless, in the opinion of management, the technological feasibility of the product has been established in accordance with Statement of Financial Accounting Standards (SFAS) 86, in which case the costs are capitalized. Capitalization of computer software costs ceases when the product is available for general release. As of June 30, 1999, no computer software costs have been capitalized.

h)    Loss per common share

      Loss per common share is calculated using the weighted number of common shares issued and outstanding during each period. Fully diluted earnings per share are not presented as the exercise of warrants and options would be antidilutive.

i)    Use of estimates

      The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reported period. Actual results could differ from those reported.

j)    Financial instruments

      The fair value of the company's cash, subscriptions receivable, investment tax credits receivable, other current assets, accounts payable and accrued liabilities, accrued salaries, long-term debt, loans payable and amounts due to shareholders approximate their carrying values.

thinWEB.com Corporation
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
(Unaudited)
June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


k)    Recent pronouncements

      In 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years commencing after June 15, 2000. The company will comply with the requirements of SFAS 133 in fiscal year 2000 and does not expect the adoption of SFAS 133 will be material to the company's results of operations.

      In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 is effective in fiscal years beginning after December 15, 1998 with earlier adoption permitted. SOP 98-5 requires costs of start-up activities and organization costs to be expenses as incurred. The company has complied with the requirements of SOP 98-5.


3  Restrictions on cash

   Included in cash is $88,217 held in a trust account by the company's solicitors, which requires the approval of two shareholders in order to be released. The cash is to be used to fund certain expenditures within the next year.


4  Investment tax credits receivable

   For small, closely held Canadian corporations, a credit of approximately 40% of eligible scientific research and experimental development expenditures is available, refundable in cash if no taxes are owed. For all other Canadian corporations, the credit is reduced to approximately 20% on a non-refundable basis, available only against taxes otherwise payable. Eligible scientific research and experimental development expenditures include direct current and capital costs and an allowance for overhead in the amount of 65% of specified salaries and wages.

   During the year ended December 31, 1998, investment tax credits in the amount of $63,862 have been applied to reduce research and development expenditures and $3,056 have been credited to the cost of capital assets. During the six months ended June 30, 1998, investment tax credits in the amount of $17,039 have been applied to reduce research and development expenditures.

thinWEB.com Corporation
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
(Unaudited)
June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


5  Capital assets

                                                                          June 30        December 31
                                                                             1999               1998
                                        -------------------------------------------    ---------------
                                                        Accumulated
                                             Cost      amortization           Net                Net
                                                $                 $             $                  $
   Computer hardware                       35,529             4,313        31,216              8,705
   Computer software                        6,894             2,719         4,175                972
   Office furniture and equipment          31,228             1,766        29,462              1,218
                                        --------------------------------------------------------------

                                           73,651             8,798        64,853             10,895
                                        --------------------------------------------------------------


6  Loans payable

                                                                                   June 30               December 31
                                                                                      1999                      1998
                                                                                         $                         $
   Demand loan, bearing interest at prime, plus 2.5%                                50,951                         -

   Loan payable, authorized amount $255,000, without interest or fixed
    terms of repayment ("Credit Facility A")                                       101,902                         -

   Loan payable, authorized amount $652,000, bearing interest at the
    rate of 12%, without fixed terms of repayment ("Credit Facility B")             40,761                         -

   Loan repaid during the period ended June 30, 1999                                     -                    65,338
                                                                               ----------------------------------------

                                                                                   193,614                    65,338
                                                                               ----------------------------------------

   The lenders may, at their sole option, elect to convert all, or any portion of the outstanding amount, including interest, of Credit Facility B, into securities of the company on the same terms and conditions as such securities are issued pursuant to a major private placement, public offering or other significant financing event (the "Significant Financing Event"), if any.

   Credit Facility A and B become due and payable immediately upon completion of a Significant Financing Event, subject to the option noted above.

   The lenders of Credit Facility B shall have issued to them, for no additional consideration, share purchase warrants of the company equal in number to the amount of the facility which has been drawn down, divided by the price of the company's shares issued pursuant to a Significant Financing Event. These warrants will be exercisable on the basis of one warrant for one common share, at a strike price equal to the price at which the
thinWEB.com Corporation
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
(Unaudited)
June 30, 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

   company shares are issued pursuant to a Significant Financing Event, for a period of one year from the closing of such event.

   In conjunction with the commitment to provide financing, the company issued 4,000,000 shares to the lender of Credit Facility A and B. For accounting purposes, the issuance of these shares have been treated as financing costs and have been attributed a value of $2,021,821.

7  Commitments

   The minimum annual payments under long-term agreements for premises and services are as follows:

                                              Premises          Services            Total
                                                     $                 $                $
     Year ending June 30, 2000                  28,271            14,200           42,471
                          2001                  25,915                 -           25,915

8  Capital stock

   Authorized
   100,000,000 common shares, of the par value of $0.0001 each 20,000,000 preferred shares, of the par value of $0.0001 each

   The preferred shares issued at June 30, 1999 are convertible into common shares of the company on a share-for-share basis at any time prior to November 1, 1999, provided the holders were instrumental in arranging financing for the company of not less than $5,000,000. Starting November 1, 1999, the company may redeem any of the outstanding preferred shares at a redemption price of $0.0001 per share.

   Subscriptions receivable are presented as a reduction from capital stock unless paid subsequent to the period end.

                Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


                            RESULTS OF OPERATIONS:

The registrant is a development stage company for the three and six month periods ended June 30, 1999. Accordingly, there were insignificant revenues for the periods covered by the financial statements. During the periods covered the registrant incurred substantial administrative and development costs. The primary activity of the registrant was the design, development and testing of code for the registrant's core technology and for its first two e-commerce software products, ThinAccess and WebCrumbs. During the three month period ended June 30, 1999, the registrant finalized its beta testing of ThinAccess and continued beta testing of WebCrumbs. ThinAccess was launched into the market on August 9, 1999, and WebCrumbs is expected to be released in the fourth quarter.

During the three month period ended June 30, 1999, the registrant hired a new President and CEO who was previously a Vice-President (Sales) of a NASDAQ listed technology company, established its head office in Ottawa, and began hiring industry experienced sales and marketing staff to begin the process of commercializing the registrant's technologies and products in preparation for the market launch noted above.

During the comparable 1998 fiscal period the registrant's funding was primarily in the form of advances from the principals and "sweat equity" from the development team. At the end of the first quarter of 1999 the registrant attracted capital support from private investors who committed $502,500 USD in equity to begin the process of commercializing the registrant's technologies and products and attracting the necessary senior personnel. The registrant's operations in future periods will be dependent upon the availability of adequate liquid funds for capital expenditures and to meet income deficits associated with the operational roll-out of its products.

During the three month period ended June 30, 1999 the registrant made the following financial arrangements:

First, it entered into a loan agreement with E-Capital Management Limited on behalf of several foreign shareholders who committed, in consideration of subscribing for 4,000,000 shares for nominal consideration, to provide a two part credit facility for up to $1,335,000 CDN in bridge financing to the registrant. One part is an interest free facility of $375,000 CDN to be repaid from the proceeds of the first significant financing obtained by the registrant. The other part is an interest bearing facility of up to $960,000 CDN, with interest at 12% per annum, to be repaid from the proceeds of the first significant financing obtained by the registrant. At the option of E-Capital all or any portion of the outstanding amount of the interest bearing credit facility may be converted into securities of the registrant at the time of and on the same terms and conditions as such securities are issued pursuant to a significant financing event. E-Capital will be issued, for no additional consideration, share purchase warrants equal to the amount drawn down under the interest bearing facility divided by the price of the registrant's shares issued pursuant to a significant financing event, said warrants to be exercisable on the basis of one warrant for one common share at a strike price equal to the price at which the registrant's shares are issued pursuant to the significant financing event, good for one year from the closing date of such transaction.

Second, a $75,000 CDN loan was provided by the Royal Bank of Canada. The loan bears an interest at the Royal Bank's prime rate for Canadian dollar commercial loans plus 2.5% per annum and is secured by an assignment of the registrant's Scientific Research and Experimental Development Expenditure tax credit receivable from the Government of Canada.

It is estimated that the current financing arrangements will fund the registrant's operations to the end of October, 1999.

The registrant entered into a corporate reorganization agreement with ThinWeb Software Incorporated effective May 27, 1999, by which ThinWeb Software Incorporated became its wholly owned subsidiary. The registrant recently filed a Registration Statement with the Securities and Exchange Commission for the sale of 4,000,000 of its common shares to the public and intends to obtain trading approval for its common stock on the NASD OTC Bulletin Board. The registrant does not have sufficient capital resources to complete the process of launching its products beyond October and does not expect to be profitable for at least one year. The registrant is therefore dependent on raising additional capital through the public markets to fund its ongoing operations or else finding other funding means.

There can be no assurance that the registrant will become a public issuer or that it will be able to access the needed capital resources within the time frames and on the terms required for the registrant to continue its operations. The registrant's products, while promising, have just been introduced to the market. There can be no assurance that these products will win acceptance among prospective purchasers. The market for e-commerce solutions is highly competitive; products of a similar nature sold by other software companies may prove to be superior in performance, better marketed or less expensive, resulting in marketing failure for the registrant.

The current enthusiasm for the Internet and e-commerce among businesses, consumers and investors may not continue and the demand for e-commerce software products could be less than anticipated, resulting in a significant set back to the registrant's marketing and financing initiatives.

Both the registrant and its wholly owned operating subsidiary, ThinWeb Software Incorporated, were incorporated during the comparable three month period of fiscal 1998 and had either no or minimal operations during that period. Therefore, no meaningful comparison can be made for the operating results of the registrant between the two subject periods, nor between the first six months of fiscal 1998 and the first six months of fiscal 1999.


                           PART II OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

Form 8-K filed May 27, 1999 as file no. 000-25419.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THINWEB.COM CORPORATION

                              By: /s/ Gary T. Hannah
                              Chief Executive Officer


                              By: /s/ George R. Fraser
                              Chief Financial Officer

                              By: /s/ C. James Enman
                              Corporate Secretary

                              Dated August 20, 1999