Form 10QSB
period 1999-09-30
THINWEB COM CORP
filed 1999-11-15
CIK 1078725

     SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549


     FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30th, 1999

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at September 30, 1999
     Common Stock, par value $0.0001         17,066,344
          thinWEB.com Corporation
          (A Development Stage Company)


          Consolidated Interim Financial Statements
          (Unaudited)
          September 30,1999
          (expressed in U.S. dollars)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Balance Sheet
(Unaudited)
-------------------------------------------------------------------------------
September 30, 1999

(expressed in U.S. dollars)


                                                                        September 30,           December 31,
                                                                                 1999                   1998
                                                                                    $                      $

Assets

Current assets
Cash (note 3)                                                                   42,479                 31,566
Investment tax credits receivable (note 4)                                      68,620                 65,908
Other                                                                           65,040                  5,784
                                                                     ----------------------------------------

                                                                               176,139                103,258

Capital assets (notes 4 and 5)                                                  68,502                 10,895
Deferred charges (note 6)                                                    1,051,323                      -
Trademarks                                                                       1,210                    555
                                                                     ----------------------------------------

                                                                             1,297,174                114,708
                                                                     ----------------------------------------

Liabilities

Current liabilities
Accounts payable and accrued liabilities                                        97,214                 21,470
Accrued salaries                                                                16,406                 89,657
Current portion of long-term debt                                                    -                  2,957
Loans payable (note 7)                                                         451,391                 65,338
Amounts due to shareholders                                                          -                 21,484
Other current liability (note 8)                                               340,136                      -
                                                                     ----------------------------------------

                                                                               905,147                200,906

Long-term debt                                                                       -                 13,754
                                                                     ----------------------------------------

                                                                               905,147                214,660
                                                                     ----------------------------------------
Commitments (note 9)
Shareholders' Equity

Capital stock (note 10)                                                          1,857                      1
Additional paid in capital                                                   7,933,252                      -
Share subscriptions receivable                                                 (32,896)                     -
Deferred compensation                                                         (321,784)                     -
Warrants                                                                        15,000                      -
Foreign currency translation adjustments                                        65,688                    343
Deficit accumulated during the development stage                            (7,269,090)              (100,296)
                                                                     ----------------------------------------

                                                                               392,027                (99,952)
                                                                     ----------------------------------------

                                                                             1,297,174                114,708
                                                                     ----------------------------------------

thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Statement of Operations and Deficit
(Unaudited)
-------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                   Cumulative                                                               Period from
                                    April 22,                                           Nine months           April 22,
                                      1998 to           Three months ended                    ended             1998 to
                                September 30,                September 30,            September 30,       September 30,
                                         1999    ---------------------------                   1999                1998
                                                      1999          1998
                                            $            $             $                          $                   $
Revenue                                 3,912        1,336             -                      2,756                   -
                                ---------------------------------------------------------------------------------------

Expenses
Research and development
 (note 4)                           3,168,573       55,456        16,793                  3,124,685              29,031
Selling, general and
 administration                     3,024,638      492,200        12,142                  2,977,764              17,272
Interest                            1,067,706      925,814             -                  1,058,684                   -
Amortization                           12,085        3,156           218                     10,417                 320
                                ---------------------------------------------------------------------------------------
                                    7,273,002    1,476,626        29,153                  7,171,550              46,623
                                ---------------------------------------------------------------------------------------

 Loss for the period               (7,269,090)  (1,475,290)      (29,153)                (7,168,794)            (46,623)

Deficit accumulated during
 the development stage -
 Beginning of period                        -   (5,793,800)      (17,470)                  (100,296)                  -
                                ---------------------------------------------------------------------------------------

Deficit accumulated during
 the development stage  -
 End of period                     (7,269,090)  (7,269,090)      (46,623)                (7,269,090)            (46,623)
                                ---------------------------------------------------------------------------------------


Basic and fully diluted
 loss per common share                              (0.09)       (29,153)                     (0.63)            (46,623)
                                          -----------------------------------------------------------------------------

Weighted average number of
 shares outstanding during
 the period                                    17,066,344              1                 11,428,344                  1
                                          -----------------------------------------------------------------------------

thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

(expressed in U.S. dollars)



                                                                     Cumulative             Nine Months          Period from
                                                                 April 22, 1998                   ended    April 22, 1998 to
                                                                  September 30,           September 30,        September 30,
                                                                           1999                    1999                 1998
                                                                              $                       $                    $

 Cash provided by (used in)
Operating activities
Loss for the period                                                  (7,269,090)             (7,168,794)             (46,623)
Items not affecting cash
   Amortization                                                          12,085                  10,417                  320
   Shares issued for employee compensation                            4,783,608               4,783,603                    -
   Shares issued for financing costs                                  1,044,185               1,044,185                    -
   Shares and warrants issued for services                              215,689                 215,689                    -
Net change in non-cash working capital balances
 related to operations
   Increase in investment tax credits receivable                        (66,918)                      -              (40,050)
   Increase in other current assets                                     (64,097)                (58,224)              (5,090)
   Increase in accounts payable and accrued liabilities                  95,653                  73,854                3,383
   Increase (decrease) in accrued salaries                               15,125                 (75,906)              60,247
   Increase in other current liability                                  335,561                 335,561                    -
                                                                   -----------------------------------------------------------

                                                                       (898,199)               (839,615)             (27,813)
                                                                   -----------------------------------------------------------

Financing activities
Proceeds of long-term debt                                               16,966                       -               19,897
Repayments of long-term debt                                            (17,164)                (17,164)                   -
Proceeds of loans payable                                               511,659                 445,319               67,221
Repayments of loans payable                                             (67,112)                (67,112)                   -
Issue of common shares                                                  576,353                 576,352                    1
Proceeds from (repayment of) shareholder loans                             (240)                (20,868)              22,094
                                                                   -----------------------------------------------------------

                                                                      1,020,462                 916,527              109,213
                                                                   -----------------------------------------------------------

Investing activities
Acquisition of capital assets                                           (79,537)                 (66,806)              (3,883)
Acquisition of trademarks                                                (1,187)                    (623)                   -
                                                                   -----------------------------------------------------------

                                                                        (80,724)                 (67,429)              (3,883)
                                                                   -----------------------------------------------------------

Effect of exchange rate changes in cash                                     940                    1,430               (1,944)
                                                                   -----------------------------------------------------------

Increase in cash during the period                                       42,479                   10,913               75,573

Cash - Beginning of period                                                    -                   31,566                    -
                                                                   -----------------------------------------------------------

Cash - End of period                                                     42,479                   42,479               75,573
                                                                   -----------------------------------------------------------

thinWEB.com Corporation
Consolidated Interim Statement of Changes of Shareholders' Equity
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                  Common shares       Preferred shares     Additional           Less
                            ---------------------   ------------------        paid in  subscriptions
                                          Amount                Amount        capital     receivable
                              Number           $    Number           $              $              $

Shares issued for
 subscriptions                900,000         90        -          -        32,579          (32,668)
                           ------------------------------------------------------------------------
Change in foreign currency
 translation account                -          -        -          -             -                -

Loss for the period                 -          -        -          -             -                -
                           ------------------------------------------------------------------------

Balance - December 31,
  1998                        900,000         90        -          -        32,579          (32,668)

Shares issued for cash      1,505,000        151        -          -       535,683                -

Shares issued for
 compensation              10,401,344      1,040        -          -     5,213,205              (51)

Shares issued for
 financing costs            4,110,000        411        -          -     2,076,800              (27)

Shares issued for a
 corporate reorganization     150,000         15        -          -        74,985                -

Warrants issued for
 services                           -          -        -          -             -                -

Convertible shares issued
 for a financing
 arrangement                        -          - 1,500,000       150             -             (150)

Change in foreign currency
 translation account                -          -         -         -             -                -

Loss for the period                 -          -         -         -             -                -
                           ------------------------------------------------------------------------
Balance - September 30,
 1999                      17,066,344      1,707 1,500,000       150      7,933,252         (32,896)
                           ------------------------------------------------------------------------


                                                                       Deficit
                                    Less                           accumulated       Foreign
                                deferred              Warrants      during the      currency   Total Share-  Compre-
                                 compen-      ----------------     Development   translation       holders'  hensive
                                  sation               Amounts           Stage   adjustments        Equity      loss
                                       $      Number         $               $             $            $         $
Shares issued for
 subscriptions                      -           -         -              -             -               1            -

Change in foreign currency
 translation account                -           -         -              -           343             343          343

Loss for the period                 -           -         -        (100,296)           -        (100,296)    (100,296)
                             -----------------------------------------------------------------------------------------

Balance - December 31, 1998         -           -         -        (100,296)         343         (99,952)     (99,953)
                                                                                                             --------

Shares issued for cash              -           -         -               -           -          535,834            -

Shares issued for
 compensation                (321,784)          -         -               -           -        4,892,410            -

Shares issued for
 financing costs                    -           -         -               -           -        2,077,184            -

Shares issued for a
 corporate reorganization           -           -         -               -           -           75,000            -

Warrants issued for
 services                           -      50,000    15,000               -           -           15,000            -

Convertible shares issued
 for a financing
 arrangement                        -           -         -               -           -                -            -

Change in foreign currency
 translation account                -           -         -               -      65,345           65,345       65,345

Loss for the period                 -           -         -      (7,168,794)          -       (7,168,794)  (7,168,794)
                             -----------------------------------------------------------------------------------------
Balance - September 30,
 1999                        (321,784)     50,000    15,000      (7,269,090)     65,688          392,027   (7,103,449)
                             -----------------------------------------------------------------------------------------

thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Financial Statements
(Unaudited)
September 30, 1999
-------------------------------------------------------------------------------

(expressed in U.S. dollars)

1  Nature of operations and basis of presentation

   Effective April 22, 1999, Thinweb.com Inc. (formerly 3028184 Nova Scotia Limited), a wholly owned subsidiary of thinWEB.com Corporation (formerly Warwick Acquisition Corporation), acquired all the outstanding common shares of ThinWeb Software Incorporated in exchange for 16,916,344 Class "A" exchangeable, non-voting, participating common shares of Thinweb.com Inc. Each of these exchangeable shares are exchangeable into common shares of thinWEB.com Corporation for no additional consideration on or before April 21, 2024. Under the provisions of various agreements between thinWEB.com Corporation and Thinweb.com Inc., the holders of the exchangeable shares are entitled to voting, dividend and liquidation rights as if the holder held the equivalent number of common shares in thinWEB.com Corporation. thinWEB.com Corporation has issued 16,916,344 common shares held in trust to be issued to the holders of the exchangeable shares upon the exchange.

   Prior to April 22, 1999, Warwick Acquisition Corporation did not have any operations and had 5,000,000 common shares issued and outstanding. As part of the transaction, Warwick Acquisition Corporation redeemed and retired 4,850,000 common shares and issued 50,000 warrants for no additional consideration. The warrants which expire in five years entitle the holder to acquire up to 50,000 common shares of thinWEB.com Incorporated for $1 per share. For accounting purposes, the acquisition has been treated as an issuance of 150,000 shares and 50,000 warrants by ThinWeb Software Incorporated for the services related to the corporate reorganization. These shares and warrants have been attributed a value of $90,000 based on the value of services received. The historical financial statements prior to April 22, 1999 are those of ThinWeb Software Incorporated. ThinWeb Software Incorporated was incorporated on April 22, 1998. Pro forma financial information giving effect to the acquisition has not been provided as the transaction is not a business combination.

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


                                                                             (1)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Financial Statements
(Unaudited)
September 30, 1999
-------------------------------------------------------------------------------

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

  b)  Foreign currency translation

      The company's functional currency is Canadian dollars; however, the reporting currency is U.S. dollars. The assets and liabilities of the company are translated into U.S. dollars at period-end exchange rates, and income and expense items are translated at rates approximating the average rates of exchange for the period. Gains and losses from the translation are excluded from the statement of operations and deficit and are accumulated in the cumulative foreign currency translation adjustment account.

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

  d)  Deferred charges

      Deferred charges represent prepaid costs of financing and are being charged to expense over the estimated term of the financing arrangement.

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


                                                                             (2)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Financial Statements
(Unaudited)
September 30, 1999
-------------------------------------------------------------------------------

(expressed in U.S. dollars)



      Investment tax credits relating to scientific research and experimental development expenditures are recorded in the accounts in the fiscal period the qualifying expenditures are incurred provided realization of the tax credit is considered "more likely than not". Investment tax credits in connection with research and development activities are accounted for using the cost reduction method which recognizes the credits as a reduction of the cost of the related assets or expenditures.

  f)  Revenue recognition

      The company recognizes revenue at the time of delivery of its licensed software products to customers, provided collectibility of proceeds from the sale of licensed software is reasonably assured. Currently, all sales are made from the company's web site. An electronic order form is filled out on-line by the customer; payment for the order is then received when the customer provides a credit card number; the product is then downloaded by the customer. The product is not returnable; therefore, no provision is required for sales returns. The customer is charged for future updates to the version purchased and there is minimal support offered subsequent to the purchase.

  g)  Research and development

      Research and development costs are charged to expense when incurred, unless, in the opinion of management, the technological feasibility of the product has been established in accordance with Statement of Financial Accounting Standards (SFAS) 86, in which case the costs are capitalized. Capitalization of computer software costs ceases when the product is available for general release. As of September 30, 1999, no computer software costs have been capitalized.

  h)  Loss per common share

      Basic loss per common share is calculated using the weighted number of common shares issued and outstanding during each period. The exercise of warrants and the conversion of convertible preferred shares would be antidilutive. Accordingly, fully diluted loss per common share is the same as basic loss per common share.

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

                                                                             (3)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Financial Statements
(Unaudited)
September 30, 1999
-------------------------------------------------------------------------------

(expressed in U.S. dollars)


  j)  Financial instruments

      The fair value of the company's cash, subscriptions receivable, investment tax credits receivable, other current assets, accounts payable and accrued liabilities, accrued salaries, long-term debt, loans payable, amounts due to shareholders and other current liability approximate their carrying values.

  k)  Recent pronouncements

      In 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years commencing after June 15, 2000. The company will comply with the requirements of SFAS 133 in fiscal year 2000 and does not expect the adoption of SFAS 133 will be material to the company's results of operations.

      In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 is effective in fiscal years beginning after December 15, 1998 with earlier adoption permitted. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The company has complied with the requirements of SOP 98-5.


3  Restrictions on cash

   Included in cash is $3,736 held in a trust account by the company's solicitors, which requires the approval of two shareholders in order to be released. The cash is to be used to fund certain expenditures within the next year.

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

   During the year ended December 31, 1998, investment tax credits in the amount of $63,862 have been applied to reduce research and development expenditures and $3,056 have been credited to the cost of capital assets. During the period ended September 30, 1998, investment tax credits in the amount of $40,050 have been applied to reduce research and development expenditures.


                                                                             (4)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Financial Statements
(Unaudited)
September 30, 1999
-------------------------------------------------------------------------------

(expressed in U.S. dollars)



5  Capital assets

                                                                      September 30,                  December 31,
                                                                               1999                          1998
                                                    ------------------------------------------------------------
                                                                      Accumulated
                                                             Cost    Amortization            Net             Net
                                                                $               $              $               $
   Computer hardware                                       37,159          6,044          31,115           8,705
   Computer software                                        6,544          3,221           3,323             972
   Office furniture and equipment                          37,069          3,005          34,064           1,218
                                                   -------------------------------------------------------------

                                                           80,772         12,270          68,502          10,895
                                                   -------------------------------------------------------------

6  Deferred charges

   During the period, the company issued 4,000,000 common shares at nominal values for the commitment to provide debt financing of up to $907,000 until such time as the company has raised funds pursuant to a major private placement, public offering or other significant financing event (the "Significant Financing Event"), if any (see note 8). These shares have been recorded at the price established through an arm's length transaction which occurred within 14 days of the date the shares were issued. The excess of the recorded value of the shares over the nominal issue price is recorded as financing costs. The portion of the financing costs related to future periods has been recorded as deferred charges and is being charged to expense over the estimated term of the financing arrangement estimated to be from June 4, 1999 to February 28, 2000.

7  Loans payable

                                                                                  September 30,           December 31,
                                                                                          1999                    1998
                                                                                             $                       $
   Demand loan, bearing interest at prime, plus 2.5%                                    51,020                       -

   Loan payable, authorized amount $255,000, without interest or fixed                                               -
    terms of repayment ("Credit Facility A"), $100,660 of Credit
    Facility A is available and unused.                                                154,340                       -

   Loan payable, authorized amount $652,000, bearing interest at the rate of 12%, without fixed terms of repayment ("Credit Facility B"),
    $405,969 of Credit Facility B is available and unused.                             246,031                       -

   Loan repaid during the period ended September 30, 1999                                    -                  65,338
                                                                         ---------------------------------------------

                                                                                       451,391                  65,338
                                                                         ---------------------------------------------


                                                                             (5)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Balance Sheet
(Unaudited)
September 30, 1999
-------------------------------------------------------------------------------

(expressed in U.S. dollars)



   The lenders may, at their sole option, elect to convert all, or any portion of the outstanding amount, including interest, of Credit Facility B, into securities of the company on the same terms and conditions as such securities are issued pursuant to a Significant Financing Event, if any.

   Credit Facility A and B become due and payable immediately upon completion of a Significant Financing Event, subject to the option noted above.

   The lenders of Credit Facility B shall have issued to them, for no additional consideration, share purchase warrants of the company equal in number to the amount of the facility which has been drawn down, divided by the price of the company's shares issued pursuant to a Significant Financing Event. These warrants will be exercisable on the basis of one warrant for one common share, at a strike price equal to the price at which the company shares are issued pursuant to a Significant Financing Event, for a period of one year from the closing of such event. As these warrants will be issued upon a Significant Financing Event, if any, they will be valued at that time and recorded as a cost of financing.

   In conjunction with the commitment to provide financing, the company issued 4,000,000 shares to the lender of Credit Facility A and B. For accounting purposes, the issuance of these shares have been treated as financing costs and have been attributed a value of $2,021,821.

8  Other current liability

   On September 10, 1999, the company signed a Memorandum of Agreement with Agritek Bio Ingredients Corporation ("Agritek") establishing a new corporation to operate as a joint venture ("JV") with an equal and undivided interest for the company and Agritek. The company will transfer to the JV, an exclusive perpetual license for thinAccess for the wireless database access market on signing of the definitive JV agreement.

   In exchange for transferring the license to the JV, Agritek has agreed to pay CDN$1,000,000 to the company, payable one-half upon signing of the Memorandum of Agreement and one-half on signing of the definitive JV agreement. The $340,136 included in other current liability as of September 30, 1999 represents the CDN$500,000 received upon the signing of the Memorandum of Agreement. As the JV agreement has not been finalized, the amount is being reflected as a current liability in the financial statements until such time as a final agreement is reached. Subject to regulatory approval, Agritek shall deliver 500,000 units of the capital stock of Agritek (each unit consisting of one freely tradable common share and one non-transferrable share purchase warrant exercisable for two years from the date of the signing of the definitive JV agreement at an exercise price of CDN$0.50 each) to the company upon signing of the definitive JV agreement.

   The company shall issue to Agritek 100,000 non-transferrable share purchase warrants exercisable for shares of the company on a one-for-one basis at an exercise price equal to the lower of $5.00 or the price at which the company next issues equity pursuant to a financing event.


                                                                             (6)
thinWEB.com Corporation
(A Development Stage Company)
Consolidated Interim Balance Sheet
(Unaudited)
As of September 30, 1999
-------------------------------------------------------------------------------



   The JV shall pay the company a royalty of 5% of net revenues realized by the JV, paid quarterly in arrears. These royalty payments will only commence once the JV has reimbursed to the parties all advances made to the JV.

   The company shall be the manager of the JV, in return for a fee payable by Agritek of 2.5% of Agritek's share of the JV's operating costs. Each party shall provide advances to fund operating expenses of the JV. If a party is unable or unwilling to continue funding operating expenses, that party's interest in the JV shall be subject to dilution by the other party or a third party, which is prepared to fund operating expenses.

9  Commitments

   The minimum annual payments under long-term agreements for premises are as follows:

                                                                        $

        Year ending September 30, 2000                             28,271
                                  2001                             18,847

10 Capital stock

   Authorized
   100,000,000 common shares, of the par value of $0.0001 each 20,000,000 preferred shares, of the par value of $0.0001 each

   The preferred shares issued at September 30, 1999 are convertible into common shares of the company on a share-for-share basis at any time prior to June 30, 2000, provided the holders were instrumental in arranging financing for the company of not less than $5,000,000. Starting June 30, 2000, the company may redeem any of the outstanding preferred shares at a redemption price of $0.0001 per share. As the preferred shares are convertible only if the holders are instrumental in arranging financing of not less than $5,000,000 the beneficial conversion feature will be valued at that time and recorded as a cost of financing.

   Subscriptions receivable are presented as a reduction from capital stock unless paid subsequent to the period end.

thinWEB.com Corporation
Consolidated Interim Schedule of Issues of Capital Stock
(Unaudited)
-------------------------------------------------------------------------------

(expressed in U.S. dollars)



                                      Number of      Price per      Total value
                                        shares           share                $  Comments
Common shares
April 22, 1998                               1        1.00000                1   Share subscriptions
December 31, 1998                      449,999        0.03630           16,334   Share subscriptions
December 31, 1998                      450,000        0.03630           16,334   Share subscriptions
                                             -                         (32,668)  Unpaid share subscriptions
                                     ---------                       ---------
Balance - December 31, 1998            900,000                               1

March 31, 1999                       2,216,667        0.50000        1,108,334   Shares issued for compensation
March 31, 1999                       2,216,667        0.50000        1,108,334   Shares issued for compensation
March 31, 1999                       2,666,666        0.50000        1,333,333   Shares issued for compensation
March 31, 1999                         195,000        0.50000           97,500   Shares issued for compensation
March 31, 1999                         175,000        0.50000           87,500   Shares issued for compensation
March 31, 1999                         891,000        0.50000          445,500   Share subscriptions
March 31, 1999                         100,000        0.50000           50,000   Share subscriptions
March 31, 1999                          14,000        0.50000            7,000   Share subscriptions
April 5, 1999                          500,000        0.16678           83,389   Shares issued for financing costs
April 5, 1999                          100,000        0.50340           50,340   Shares issued for financing costs
April 5, 1999                           10,000        0.50340            5,034   Shares issued for compensation
April 7, 1999                        1,181,344        0.50340          594,690   Shares issued for financing costs
April 14, 1999                         613,000        0.50546          309,847   Shares issued for financing costs
April 14, 1999                         387,000        0.50546          195,613   Shares issued for financing costs
April 14, 1999                         577,000        0.50546          291,650   Shares issued for financing costs
April 14, 1999                         473,000        0.50546          239,082   Shares issued for financing costs
April 14, 1999                         398,000        0.50546          201,173   Shares issued for financing costs
April 14, 1999                         602,000        0.50546          304,286   Shares issued for financing costs
April 14, 1999                         479,000        0.50546          242,115   Shares issued for financing costs
April 14, 1999                         471,000        0.50546          238,071   Shares issued for financing costs
April 14, 1999                         423,333        0.50546          213,978   Shares issued for compensation
April 14, 1999                         423,333        0.50546          213,978   Shares issued for compensation
April 14, 1999                         423,334        0.50546          213,978   Shares issued for compensation
April 14, 1999                         105,000        0.50546           53,073   Shares issued for compensation
April 14, 1999                         125,000        0.50546           63,182   Shares issued for compensation
April 14, 1999                         250,000        0.50546          126,365   Shares issued for compensation
May 27, 1999                           150,000        0.50000           75,000   Shares issued for a corporate
                                                                                 reorganization
                                                                           (78)  Change in unpaid share
                                                                                 subscriptions
                                                                      (321,784)  Deferred compensation
                                                                       (50,055)  Share issue costs
                               ---------------                      --------------

Balance - September 30,
 1999                               17,066,344                       7,580,429
                               ---------------                      --------------

 Shares subscribed for have been recorded at the value received for the shares which is considered to be fair value. Shares issued for compensation, financing costs, and a corporate reorganization were issued at nominal values. These issues have been recorded at the price established through an arm's length transaction. The excess of the recorded value of the shares over the nominal issue price is recorded as compensation, financing and professional fees expense over the estimated term of the related service. The unearned portion of the compensation related to the share issues has been recorded as a reduction of shareholders' equity. The portion of the financing costs related to future periods has been recorded as deferred charges.

thinWEB.com Corporation
Consolidated Interim Schedule of Issues of Capital Stock...continued
(Unaudited)
-------------------------------------------------------------------------------

(expressed in U.S. dollars)



                                        Number of        Price per      Total value
                                          shares             share                $      Comments
Preferred shares

Balance - December 31, 1998                      -                              -

May 27, 1999                             1,500,000        0.00010              150        Convertible shares issued for a
                                                                                            financing arrangement
                                                                              (150)       Unpaid share subscriptions
                                      ------------                      ----------

Balance - September 30,                  1,500,000                               -
 1999
                                      ------------                      ----------

                     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


The registrant is a development stage company for the three month and nine month periods ended September 30, 1999. Accordingly, there were insignificant revenues for the periods covered by the financial statements. During the periods covered the registrant incurred substantial administrative and development costs. The primary activity of the registrant was the design, development and testing of code for the registrant's core technology and for its first two e-commerce software products, ThinAccess and WebCrumbs. Version 1.0 of ThinAccess was released during the third quarter and the beta version of WebCrumbs was released in the fourth quarter.

During the three month period ended September 30, 1999, the registrant hired two additional employees to its research and development staff, a second salesperson, and an experienced Chief Financial Officer.

During the comparable 1998 fiscal period the registrant's funding was primarily in the form of advances from the principals and "sweat equity" from the development team. During the three month period ended September 30, 1999 the registrant's operations were funded by additional advances under the loan agreement previously made with E-Capital Management Limited on behalf of several foreign shareholders and the receipt of $500,000 CDN ($330,000 USD) as the first advance under a joint venture with Agritek Bio Ingredients Corporation.

On September 10, 1999 the registrant signed a Memorandum of Agreement with Agritek Bio Ingredients Corporation ("Agritek") to establish a joint venture (the "JV") to develop the application of ThinAccess to the wireless database access market. The registrant had identified the wireless database access market as having enormous potential for future applications of ThinAccess; but recognized that a large investment in ongoing development would be required before any revenues were likely. Agritek was willing to buy a part of that potential and fund part of the necessary future development costs. Agritek agreed to pay the registrant $1,000,000 CDN ($660,000 USD), half upon signing the Memorandum and half upon signing of the definitive joint venture agreement, in exchange for the registrant licensing ThinAccess to the JV. Subject to regulatory approval Agritek will also issue the registrant 500,000 units of its capital stock (each unit consisting of one freely tradable common share and one non-transferable share purchase warrant exercisable for two years from the date of signing the definitive JV agreement at an exercise price of $0.50 CDN each). The registrant shall also issue to Agritek 100,000 non-transferable share purchase warrants each exercisable for shares of the registrant on a one-for-one basis at an exercise price equal to the lower of $5.00 or the price at which the registrant next issues equity pursuant to a financing event. The JV will also pay the registrant a royalty of 5% of net revenues realized by the JV, and as manager of the JV the registrant will receive a fee equal to 2.5% of Agritek's portion of operating costs.

On September 14, 1999 the registrant signed a Memorandum of Agreement with Lines Overseas Management Limited ("Lines") of Bermuda by which Lines agreed to provide the registrant with a credit facility of up to $2,000,000 at an interest rate of 12% per annum. To date $500,000 has been advanced under the facility.

It is estimated that the current financing arrangements will fund the registrant's operations to the end of September, 2000.

The registrant recently filed its first amendment to its Registration Statement following the receipt of comments from the Securities and Exchange Commission. The Registration Statement is for the sale of 4,000,000 of the registrant's common shares to the public, and the registrant intends to obtain trading approval for its common stock on the OTC Bulletin Board, which is maintained by Nasdaq. The registrant does not have sufficient capital resources to finance its operations beyond September, 2000. The registrant is therefore dependent on raising additional capital through the public markets to fund its ongoing operations or else finding other funding means.

There can be no assurance that the registrant will become a public issuer or that it will be able to access the needed capital resources within the time frames and on the terms required for the registrant to continue its operations. The registrant's first product was only recently introduced to the market and the acceptance among prospective purchasers of it and future products is uncertain. The market for e-commerce solutions is highly competitive; products of a similar nature sold by other software companies may prove to be superior in performance, better marketed or less expensive, resulting in marketing failure for the registrant. The current enthusiasm for the Internet and e-commerce among businesses, consumers and investors may not continue and the demand for e-commerce software products could be less than anticipated, resulting in a significant setback to the registrant's marketing and financing initiatives.

During the comparable three month period of fiscal 1998, the registrant was a newly incorporated entity that was not carrying on any operations and ThinWeb Software Incorporated, which is now its wholly owned subsidiary, consisted of 4 software developers who were writing computer software programs in a small office. During the three month and nine month periods ended September 30, 1999, the registrant incurred significant expenses on activities for which there are no comparables in 1998. These include increased research and development costs, attendance at industry trade shows, marketing and sales expenses, financing costs, larger premises in Halifax, Nova Scotia and a new office in Ottawa, Ontario, and professional fees associated with the going public process. The registrant has grown from 4 employees to 16 full-time employees and 1 part-time employee in the past year.

                           PART II  OTHER INFORMATION

Items 1 through 6.

Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THINWEB.COM CORPORATION

                                          By:/s/Gary T. Hannah
                                          Chief Executive Officer

                                          By/s/ George R. Fraser
                                          Chief Financial Officer

                                          Dated November 15, 1999