Form 10KSB
period 1999-12-31
THINWEB COM CORP
filed 2000-03-30
CIK 1078725

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1999.

                  OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to _________.

     Commission File Number: _____________

                        THINWEB TECHNOLOGIES CORPORATION
                 (Name of Small Business Issuer in its Charter)

     DELAWARE                                                   52-2102438
State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


 Suite 101, Phase 3, 6 Antares Drive, Ottawa, Ontario            K2E 8A9
   (Address of Principal Executive Offices)                    (Zip Code)


                                 (613) 225-8446
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

              Title of Each Class         Name of Each Exchange
                                           on Which Registered
        -----------------------------  ------------------------------
                   None                          None
        -----------------------------  ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $2,412.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of ___________ was $__________. [NOT APPLICABLE TO ISSUER WHICH AT PRESENT HAS NO PUBLIC MARKET FOR ITS SECURITIES]

     As of March 15, 2000, there were 17,381,344 shares of the issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X



 -----------------------------------------------------------------------------

                                     PART 1


     Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1-- "DESCRIPTION OF BUSINESS" and Item 6-- "PLAN OF OPERATION" below.


ITEM 1.  DESCRIPTION OF BUSINESS

     In this section, all references to "thinWEB", "we", "our" or "us" include the parent company, thinWEB Technologies Corporation, and its wholly-owned subsidiaries, Thinweb.com Inc. and ThinWeb Software Incorporated, unless the context otherwise requires. We are a start- up company with insignificant revenues to date. Our ability to continue is dependent upon us obtaining the necessary financing to complete our research and development projects and upon future profitable operations.

     We were incorporated in Delaware on June 2, 1998 under the name Warwick Acquisition Corporation. Warwick was a shell reporting corporation with no operations and one shareholder and director. Warwick filed a registration statement on Form 10-SB with the Securities and Exchange Commission on February 19, 1999. Pursuant to a share exchange agreement effective April 22, 1999, Warwick acquired all the outstanding stock of ThinWeb Software Incorporated and changed its name to thinWEB.com Corporation, which later changed its name to our present name, thinWEB Technologies Corporation. Pursuant to the share exchange transaction, the management and shareholders of ThinWeb Software Incorporated became the management and shareholders of the new company. See "Development of Business".

Overview

     ThinWEB is a company that develops e-business software applications for organizations that require rapid access to data and immediate interaction with customers or employees over the internet. We anticipate that all our software applications will utilize Java, the language released in 1995 by Sun Microsystems that provides a universal platform that can run on any computer and on most operating systems without alteration. Our use of Java will enable us to develop applications for mobile and wireless devices and other emerging technologies that require platform independence, swift deployment, flexibility, fast operation and low-cost.

     We expect our customer base to consist of stand alone software development companies, internet service providers, application service providers and software development teams within large organizations.

     We have developed a core technology that will support current and future e-commerce applications developed by us. Our core technology will provide the framework for all future software developed by us and will eliminate the need and cost for developing a particular framework for each application. Our first two applications are targeted for the e-commerce web applications market.

     On August 9, 1999, we introduced into the market our first product, ThinAccess. To introduce ThinAccess, we issued a press release supplemented by an informational mail-out to industry publications and research analysts, sent an e-mail announcement to all users of the beta version (i.e. earlier testing version) of ThinAccess, and hosted a tour for product reviewers, writers and industry analysts. Several articles describing ThinAccess appeared in some industry publications and management anticipates that after testing of the product, additional reviews will be published in industry trade publications.

     On October 6, 1999, at the internet World '99 trade show in New York, we announced the release of a version of ThinAccess for the Java 2 Platform. At this time we also announced release of the beta version of our second software product, WebCrumbs 1.0, for free downloading from our web site.

Technology and Products

     Core Technology. Through our subsidiary, ThinWeb Software Incorporated, we have developed our core technology to be used for our e-commerce software applications. The core technology uses Java software compliance and enterprise Application Programming Interfaces (or APIs) from Sun Microsystems, Inc. to retrieve data and business logic wherever located and integrate it into new applications for use on the web. An API is a source code which programmers use to develop software. The core technology approach treats applications as a tapestry of inter-linked collaborating and intelligent modular objects called components. Each component is responsible for encapsulation of its internal data as well as displaying the designed behavior. Any component connected into the core requiring a particular action of another component can send instructions via that component's interpretation mechanism, the API. Our core technology eliminates the need to build a new framework for each new application that we develop.

     We anticipate that our core technology will facilitate more rapid product research and development of applications due to the following benefits:

     o Decreasing duplication of effort. A problem encountered in a development project can be solved once and abstracted for use by others in the project with the same or similar problem.

     o Decreased lines of code. Component specialization reduces needed lines of code since specific functions are encapsulated in one place and can be referenced by other developers.

     o Developer specialization. A developer can specialize in one or a few components with regard to performance, functions, and other areas and not use time attempting tasks with which he is not familiar.

     o Increase bug detection and fixing. Common operations and algorithms are encapsulated into components shared by all the developers; when a bug occurs with one of these operations or algorithms, it can be quickly isolated to one component and fixed at one time for developers utilizing the operation or algorithm.

     o Easier adaptation. As applications evolve, components can be easily added, updated or replaced with minimal effect at the application level.

     The core technology is not intended to be a directly marketable product; the core technology was specifically developed to provide a competitive technical advantage in the development of our web applications and is designed for transmission control protocol/internet protocol (or TCP/IP) networks using web clients such as web browsers, middle tier services such as web servers, application servers and database middle-wares with support for industry standard protocols. The transmission control protocol/internet protocol is a set of protocols developed for the internet in the 1970's to get data from one network device to another.

     We have developed two marketable software applications utilizing the core technology: ThinAccess and WebCrumbs. ThinAccess and WebCrumbs have been tested and listed by Sun Microsystems on its web site as being approved Java cross platform applications (referred to in the industry as "100% Pure Java"). ThinAccess was introduced into the market in August 1999, and WebCrumbs was released on February 1, 2000. We have additional products in the design and development phases, including a wireless data access product, ThinSuite, through our joint venture subsidiary NoTime Wireless Corp. ThinSuite was announced via a press release dated January 23, 2000, and is projected to be completed in June 2000.

     ThinAccess Overview. Databases are widely used in computing and are crucial to many e-commerce applications including:

     o    payroll and employee records departments;

     o    travel and reservation systems;

     o    financial services systems;

     o    accounting departments; and

     o many other areas in both government and private industry organizations.

     ThinAccess is designed to offer remote access to any database running in any web browser over the internet with exceptional speed and an ultra-thin download. An ultra-thin download refers to software downloaded over the internet to a web browser which has under 100 kilobytes of memory. Timely access to databases is crucial and ThinAccess is designed to provide such database access in seconds. ThinAccess is a packaged software application that can be downloaded from a web site. A customer is able to download this application in the form of an installation program. ThinAccess is designed to work on any platform, including cellular phones and personal data assistants.

     Java Database Connectivity (or JDBC) is a standard defined by Sun Microsystems to allow database access from Java applets and applications. An applet refers to a program written in the Java language which is downloaded over the internet and runs in a web browser. ThinAccess is intended to provide high performance, powerful features and scalable JDBC database access to network databases. This improves user responsiveness for web database applications and gives web developers a single interface to access all databases enabling web applications to manipulate all databases uniformly.

     ThinAccess is specifically aimed at providing thin client Java database access for Java applets, servlets and applications. A servlet is a Java code that runs as part of a web server which when requested executes the code on the server and returns any information to the web browser. ThinAccess is designed to improve the performance at both the client and server level through the following key features:

     o    Decreases database application development cost;

     o    Can use any browser, any database, or any platform;

     o    Reuses database connections across multiple clients;

     o    Provides remote management over the web;

     o Connects to multiple databases with one driver download (a driver is a software code designed to enable a particular device or program by translating an independent format request into instructions the device can understand);

     o    Increases web page response time by avoiding large driver downloads;

     o Saves redundant database processing by enabling multiple clients to browse same query results;

     o Ease of use and installation saves costs of installation of specialized software;

     o    No software installations required of clients; and

     o Ships with a structured query language (or SQL) compliant pure Java database (SQL is an industry standard language for creating, updating and querying relational databases).

     ThinAccess' utilities include an Interactive SQL, a Query Tool, and a Schema Viewer. A Query Tool is a software program whose sole purpose is to query or retrieve information from a database and display it for the user. A Schema Viewer is a a software program whose sole purpose is to view how data is stored in a database and display the physical structure for the user.

     ThinAccess Technical Data. ThinAccess first requires the ThinAccess Server to be started. Once this product is initialized customers are able to configure the ThinAccess Server using the graphical administrator contained in ThinAccess. Configuration issues for customers include:

     (1) importing database middlewares (middleware is software that mediates between a program and a network, managing the interaction between disparate applications across various computing platforms);

     (2) specifying properties such as user name and password to connect to the database; and

     (3) pre-configuring database objects.

     ThinAccess is shipped to customers pre-configured with an SQL compliant Java database called InstantDB. With a configured ThinAccess Server running, web clients are able to access their databases in Java applets, servlets or applications using JDBC drivers or ultra-thin Thinlets.

     Thinlets provide an ultra-thin download and high performance mechanism to directly access a pre-configured component existing on the ThinAccess Server. They drastically reduce the time to perform database operations because many critical path issues can be performed before the user clicks on the button. For example, it is possible to instantly access a pre- configured connection to save on the time it takes to create a connection, access a pre-configured database query result or access a pre-configured query to execute if required.

     Three JDBC drivers are included with ThinAccess that support the JDBC standard for Java database connectivity. The choice of driver depends on the requirements of the project. Factors determining the appropriate driver include the web browser support required, firewalls requiring HTTP tunneling, and JDK version proxying. HTTP tunneling refers to communication between web servers and web browsers through an agreed port using hypertext transfer protocol (or HTTP) thereby allowing web servers to remain secure while still allowing the exchange of information. JDK version proxying refers to the ability to determine and react within software depending on which version of the JDK software is currently running. ThinAccess can be used to connect to any database accessible via a JDBC driver and supports access to any open database connectivity (or
ODBC) database as well. Open database connectivity refers to an industry standard application programming interface allowing developers to access different database systems.

     JDBC drivers involve low level protocols that connect to databases. Downloading these drivers to web browsers introduces many potential obstacles including breaking browser security models, Java sandbox issues, huge class downloads from loading drivers, client software installation issues such as dynamic link libraries (or DLLs), insecure transmission of database user id's and passwords, complicated JDBC uniform resource locators (or URL's) and many more. ThinAccess provides all the functionality of these JDBC drivers without the downloading obstacles. The following technical terms used in this paragraph are defined as follows:

     Java sandbox                   a security model used in the Java
                                    programming language which restricts certain actions when running Javaapplets and applications.

     dynamic link library           a code which is linked when programs are
                                    executed instead of when they are compiled.

     uniform resource locator       an address that identifies a document or
                                    resource on the world wide web.


     ThinAccess provides remote access to these drivers, without the need to download the driver. This immediately saves a class download that could take minutes for network users to complete. When a JDBC request is made by the client, ThinAccess proxies this request over to the middle tier server where it is executed, then the results returned.

Technical Benefits of ThinAccess include:

     o One location for all JDBC drivers. In environments where multiple databases and database drivers exist, ThinAccess can simplify this environment by organizing database connectivity in one place.

     o Simplicity for web developers. ThinAccess gives web developers a simple JDBC URL to access databases by simple names. Using the ThinWeb JDBC URL means the web developer does not have to know underlying database specifics including the need to know SQL.

     o Seamless access when database changes occur. When databases are upgraded, new JDBC driver versions are released, ports change, database user identifications and passwords change, and the physical location of the database changes. This means the user must change all its database applications to reflect these changes. With ThinAccess this is avoided since the web developer deals simply with the user defined name. The database could change but the ThinAccess application does not have to be changed.

     o One driver download for multiple databases. If an applet requires connectivity to multiple databases, a user could be faced with multiple downloads. With ThinAccess, one JDBC driver download is sufficient.

     o Pre-configuration for premium performance and scalability. It is possible to pre- configure database connections, statements and result sets so they can be instantly accessed and processed by many clients simultaneously.

     o Work in any version of any Java enabled web browser. Web browsers only support one version of Java and if there is a download of an applet with the wrong driver version, the application will not work. ThinAccess contains a JDBC driver that works in any browser and avoids having to keep a separate driver for every version of a web browser.

     o Use of the more efficient Type 2 drivers. Web enabled databases using type 2 drivers are regarded as the best performing and most reliable since they use native database libraries. Most often the type 2 driver is much more stable and preferred but it cannot be deployed over networks without customer software installations. ThinAccess uses the type 2 driver.

     o Avoids transmitting database user identifications and passwords over the network. Many JDBC drivers send user identifications and passwords from the application over the internet and often are unprotected. ThinAccess avoids transmitting any user identification or password information.

     o Flexibility of use. ThinAccess can plug into any web server, any browser, or any database on any platform supporting the Java specifications.

     WebCrumbs Overview. WebCrumbs is designed to be a web site management and smart agent analysis tool. A smart agent analysis tool is a term used to describe software which both analyzes web site usage and gives web site administrators the ability to smartly determine which page web visitors see. WebCrumbs is a shrink-wrapped (or downloadable) packaged application which can be graphically installed and easily used to run in correlation with the corporate web server. WebCrumbs is intended to gather and analyze information about a visitor to a particular web site and to generate a personalized look to the web site in response to the information learned about that visitor. WebCrumbs runs on any operating system supporting Java, any web server supporting Java servlets, and communicates with any database supporting JDBC or ODBC.

     WebCrumbs Technical Data. As a web site analysis and reporting tool, WebCrumbs is intended to offer a non-intrusive installation and integrated real- time reporting, and the ability to use any in-house database customer reporting tool. Real time, high performance database communication, via JDBC or ODBC, allows WebCrumbs to provide web-based industry standard analysis reports, in both hypertext markup language (or HTML) and 3D graphs quickly and accurately to any web browser. Hypertext markup language refers to a standard set of tags or characters which are used to format documents on the world wide web. This database communication also allows WebCrumbs to serve up dynamic database pages and complicated real time web pages.

     Management believes that WebCrumbs is different from other web site analysis tools because it uses Dynamic Navigation Technology, a technology developed by thinWEB that automatically generates customized web pages based on pre-defined business rules and tracks web site activity in real time. WebCrumbs' smart agent technology learns about a visitor's preferences by monitoring the visitor's web site usage patterns (such as pages visited and length of stay) and utilizes such information in real time by instantly presenting on the web site information and advertising most suitable.

     We anticipate that WebCrumbs will be a commerce tool on many web sites. These sites will display different pages to visitors based on the visitor's past and current behavior. Web sites will present users with personalized content or purchase recommendations based on individual interests and preferences. Since this data is updated continuously in real-time, new suggestions for additional purchases are available instantly.

     WebCrumbs' personalization of the web site takes two basic forms: collaborative filtering and profiling. Both are attempts to collect specific information that will aid in generating additional traffic, click-throughs and revenue on web sites.

     Collaborative filtering is voluntary. It accepts information provided by the user and predicts what information will be of interest to him or her. It can also compare a user profile with those of other users to create common- interest groups and make recommendations based on other customer preferences.

Profiling is not voluntary. A visitor's actions are observed and tracked. Subsequent user clicks identify patterns of behavior and interests, which result in the presentation of specific information to web sites visited.

     We anticipate that all future versions of WebCrumbs will be based on the core features WebCrumbs provides. The versions will include both an internet service provider (or ISP) and Enterprise edition. ISPs have the unique problem of having to handle multiple domain name web sites so all tools must be able to handle their environment. The Enterprise edition will be a more scalable, multi-server version.

     The WebCrumbs Community edition should enable multiple sites, or community of sites, to collaboratively share certain information obtained by WebCrumbs about visitors as they move from one site to another in the community.

     ThinSuite Overview. Through NoTime Wireless Corp., our joint venture with Innovium Capital Corp., we are developing ThinSuite as a platform to enable organizations to provide wireless business applications over WAP (Wireless Application Protocol) to an assortment of WAP enabled devices. The initial release of ThinSuite is scheduled to include several prebuilt business applications, including server based email, scheduling, and contact management. We are designing this software as a platform for organizations to readily deploy custom business applications to their workforce. The client types supported in the initial release will be WAP and WML (Wireless Markup Language) compliant.

     ThinSuite Technical Data. As a platform for wireless business deployment, ThinSuite is intended to offer businesses the ability to readily deploy prebuilt as well as custom built business applications to their workforce. This suite will address two important problems at the enterprise wireless access level -- limited resources, or resource constrained devices, and the larger internal problem of supporting two separate data systems, one for the wired and another for wireless environments. Much of the anticipated growth in wireless data access in the short term will be enabled by the availability of WAP. WAP is a protocol standard for wireless integration with the internet sponsored by the Symbian group which all major cellular phone manufacturers have joined. The WAP phones are expected to be first introduced to the market later this year. These phones will use WAP browsers to provide cross-platform wireless access to internet and corporate infrastructures via the internet. WAP browsers display WML, the wireless equivalent of HTML. Although these phones will be limited to serving up only static web pages and no computing is done on the device, WAP is a new standard designed to extend internet services to mobile telephony. We believe it will provide an outstanding near-term market opportunity for software developers.

     The device resource constraints include small screens and keypads, limited memory, narrow bandwidth (a baud rate of 14.4k or less) and continuing airtime charges. As a consequence of these limitations, wireless devices will not be able to run the same applications currently used in the wired environment. New applications will be required such as those proposed by NoTime Wireless Corp., our joint venture with Innovium, which have very small footprints on the device, operate with very small downloads, and are displayable in small graphical areas.

     Enterprises will be faced with the costly problem of developing concurrent back end infrastructures for supporting wireless client access to enterprise data. Through ThinSuite, our software platform and application suite will enable companies to plug-in to existing databases and legacy applications and provide that information to the WAP enabled wireless device.

     The initial suite of applications will consist of scheduling, e-mail/messaging and contact management. The scheduling application will include features for setting up meetings and making appointments, automatic notification of upcoming meetings and schedule changes, weekly/monthly calendar overviews and calendar publishing. The scheduling application will eventually communicate with all major scheduling software in the industry.

     The e-mail/messaging application includes cross-platform access from any WAP device to server based email systems without requiring any software package on the cell phone. This is the type of email which has become popular in the enterprise and on the wired internet. Initially only text messages will be used thereby not bogging down the device waiting for attachments or images.

     The contact management application will handle addresses, phone numbers and contact history for all personal and professional contacts.

     The server-based ThinSuite platform will be responsible for managing all ThinSuite applications including the security of information transferred, user authentication and scalability.

Joint Venture with Innovium Capital Corp.

     Through our subsidiary, ThinWeb Software Incorporated, we have entered into a joint venture with Innovium Capital Corp. of Toronto, Canada. The joint venture vehicle is a Canadian private corporation named NoTime Wireless Corp., which was incorporated under Canadian law on October 21, 1999. NoTime Wireless will develop ThinAccess for application to the wireless database access market, which includes the development of the ThinSuite product for database access for wireless devices. As part of the joint venture agreement, ThinWeb Software has provided NoTime Wireless with a perpetual license to use and market ThinAccess accordingly. As consideration for this license, NoTime issued ThinWeb Software 1,250,000 shares of capital stock representing a 50% interest in the company and a promissory note in the amount of $841,341 ($1,250,000 CDN), and agreed to pay ThinWeb Software a continuing royalty, payable quarterly, equal to 5% of NoTime's net revenues.

     In consideration for 1,250,000 shares of capital stock representing a 50% interest in NoTime, Innovium paid $841,341 ($1,250,000 CDN). These proceeds were used by NoTime to repay the promissory note in the same amount to ThinWeb Software. Also on December 16, 1999, ThinWeb Software purchased 500,000 units of the capital stock of Innovium (each unit consisting of one common share and one share purchase warrant exercisable for two years from the date of the subscription agreement at an exercise price of $0.35 ($0.50 CDN) each) for cash consideration of $168,268 ($250,000 CDN) and 100,000 of our share purchase warrants as described in the following paragraph. Assuming the share purchase warrants are exercised, we would own approximately 3% of the issued and outstanding common shares of Innovium.

     In addition, on December 16, 1999, the Company issued to Innovium 100,000 non- transferrable share purchase warrants, which expire on December 15, 2001, exercisable for thinWEB common shares on a one-for-one basis at an exercise price equal to the lower of $5.00 or the lowest price at which we issue equity or convertible securities during this period. These warrants were attributed a value of $256,373 based on the fair value of the Innovium units received net of cash paid.

     As long as ThinWeb Software owns at least 40% of the issued and outstanding shares of NoTime, ThinWeb Software shall manage the day-to-day activities of NoTime, in return for a fee of 2.5% of NoTime's operating costs. Each party shall provide advances to fund operating expenses of NoTime. If a party is unable or unwilling to continue funding operating expenses, that party's interest in NoTime shall be subject to dilution by the other party or a third party, which is prepared to fund operating expenses.

     NoTime shall pay ThinWeb Software a royalty of 5% of net revenues realized, paid quarterly in arrears. These royalties are accrued, but payments will only commence once NoTime has reimbursed to the parties all advances made to NoTime. In addition, ThinWeb Software has agreed to provide certain consulting services to NoTime for additional compensation. James Anthony, the chairman of our board, is a former director of Innovium.

Future Products and Research and Development

     We intend to develop additional e-commerce focused internet applications based on our existing core technology, in response to perceived market demands. The development of newer versions of the two products currently developed and the development of new e-commerce products will require a material investment of resources and market research.

Trademarks

     We do not have any patents. On December 4, 1998, we applied for trademark registration in Canada for "WebCrumbs" and "ThinWeb" and on April 16, 1999, for "ThinAccess". On June 4, 1999, we applied for trademark protection in the United States for "WebCrumbs", "ThinWeb" and "ThinAccess". We cannot guarantee that other companies do not already use these names as their company or product name and we may not be able to prevent use of these marks by prior users. Even if such trademark protection is granted, we may not be able to prevent competitors from using the same or similar marks, concepts or appearances and we may not have the financial resources necessary to protect our marks against infringing use.

Licenses

     Sun Microsystems, Inc. We have entered into a licensing agreement with Sun Microsystems, Inc. for use of the 100% Pure Java Logo. The agreement with Sun Microsystems grants us a non-exclusive, non-transferable, personal, royalty-free license to use the 100% Pure Java logo and the "For Java" tagline

     (1) on the products, splash screens and product packaging, and

     (2) in the marketing, advertising, distribution and sale of the products, provided that ownership of the logo and tagline are attributed to Sun Microsystems.

     The license only extends to those products which have successfully passed Sun Microsystem's certification tests. Both ThinAccess and WebCrumbs have passed the certification tests. ThinSuite has not undergone certification testing.

     Cloudscape, Inc. We have entered into a license agreement with Cloudscape, Inc. of Oakland, California, by which Cloudscape granted us a non-exclusive, non-transferable license to use its JBMS embedded client and workgroup server deployment software to

     (1) develop a limited use version of the software and

     (2) distribute or otherwise deploy to end users the limited use version of the software.

     One year of maintenance and support of the software is included in the license, including updates, upgrades, new versions, and new products within the embedded software product family. The license agreement currently expires on March 31, 2000; however, the agreement automatically renews year to year unless canceled by us in writing not less than 90 days prior to the March 31 anniversary date. Cloudscape may terminate the agreement upon 30 days written notice in the event that we are in breach of the agreement. We have agreed to pay Cloudscape a royalty of 3% of the selling price of those products we sell which include Cloudscape's products and are sold as customer development copies and thus have a restricted limited use license. On those products sold as customer deployment copies, and thus have an unrestricted license, Cloudscape will be paid a royalty of 10% of the selling price. The agreement also entitles Cloudscape to receive a minimum license fee of $5,000 per year in the event that the royalty fees fail to total more than $5,000. Additionally, Cloudscape charges us for technical support on a per call basis with the minimum 10 pack of support calls at $1,000 to be charged against the initial prepayment.

     Informix Software, Inc. We have also entered into a license agreement with Informix Software, Inc. of Menlo Park, California whereby Informix has granted us a non-exclusive, non- transferable license to internally use its products provided under the Informix Solutions Alliance Program. This license is solely for our development and support purposes and the agreement appoints us as an Independent Software Vendor under the Informix Solutions Alliance Program. Pricing for licensing of any products used is pursuant to the pricing established in the Informix Solutions Alliance Program from time to time. The agreement is for a 1 year term but automatically renews unless either party provides written notice of its intention not to renew at least 30 days prior to expiration.

     Oracle Corporation. We have entered into a cooperative marketing agreement with Oracle Corporation of Redwood City, California. The agreement is designed to promote each company's products and, in particular, to demonstrate to customers and potential customers the benefits of using ThinAccess in conjunction with Oracle's Jdeveloper product. Under the agreement each company provides the other with a nontransferable, nonexclusive and royalty free license to use the other's software product for marketing and demonstrations, internal training and product compatibility testing. Moreover, each company agrees to cooperate in joint marketing efforts, including mutual links to the other's web site. The agreement is for a 1 year term but automatically renews unless either party provides written notice of its intention not to renew at least 30 days prior to expiration. Either party may terminate the agreement at any time upon 30 days written notice.

Marketing-General Strategy

     We are targeting software manufacturers (database and application), software developers and internet service providers. We are marketing our products directly to businesses. We also market our technology to developers directly through internet sales on our web site in the form of a developers' tool kit. We anticipate that our thinner and faster internet solution will have a significant appeal to many software suppliers. Many of the current database software companies have an application too thick to be easily internet ready.

     We anticipate generating sales inquiries through an on-line marketing campaign designed to lead Java software developers to our web site. Using discussion forums, chat groups, and web site advertising banners to be placed on strategic web sites, customers will be able to link directly to our web site and learn more about and download our products.

     We plan to support our on-line advertising with attendance at industry trade shows and selected magazine advertisements.

     We began to establish a marketing staff during the second quarter of 1999 with the employment of three industry-experienced personnel. We now have seven sales and marketing employees and intend to expand our marketing staff by hiring additional employees. In addition to our executive offices in Ottawa, Ontario, Canada, we lease space in Halifax, Canada to accommodate our increased research and development, administrative personnel and wireless operations, including NoTime Wireless Corp.

Marketing and Sales Strategy-ThinAccess

     The target markets for ThinAccess are database software development companies that need to web-enable their products and developers seeking to enable client server applications either for internal use or re-marketing. We believe that a major shift is taking place in the way information and applications are accessed and that such shift will provide users access to powerful computer applications and information through inexpensive and easy to use information access devices, i.e. thin clients.

     ThinAccess sales efforts are initially focused on the major database companies, sales force automation and customer relations vendors. We are attempting to establish long-term agreements with original equipment manufacturing companies (or OEMs) whereby ThinAccess would be bundled or embedded within that vendor's software and shipped as a web enhancement. We intend to assist these vendors to enable their products to remotely access the internet, intranet and extranet with the eventual target of entering into a binding royalty or one-time fee structure with these vendors. Pricing for ThinAccess starts at $5,000 per CPU (Central Processing Unit) with OEM pricing based upon type of sales stream, i.e., either bundled with a version of the database or sold embedded with all versions with subsequent annual maintenance fees.

     We are targeting the wireless business data application market with our ThinSuite product. We are attempting to establish relationships with vendors who require a faster and smaller footprint to allow effective deployment of their application such as palm-held organizers, certain Windows applications, cellular phones and pagers. Despite our efforts, however, we may not be able to meet these expectations or establish agreements or relationships with the OEM or wireless markets.

Marketing and Sales Strategy-WebCrumbs

     Our target markets for WebCrumbs are internet service providers (ISPs), Application Service Providers (ASPs), web marketers, call center application vendors and web houses. We will attempt to market WebCrumbs to ISPs by focusing on the use of WebCrumbs to increase the value of advertising on web sites. By using WebCrumbs, we believe that an ISP will be able to charge a premium for advertising. We anticipate that we will charge a "click charge" to the ISP; that is, each time the ISP uses WebCrumbs, we will receive a fee. We will also try to obtain a "powered by thinWEB" logo on the ISP's web site.

     We anticipate marketing WebCrumbs to call center vendors to improve their customer experience by having the ability to adjust to the caller's needs while online. We anticipate that the fee for embedding WebCrumbs into the software applications will be based on a royalty fee structure.

     Web houses design and deploy web sites for other companies, including the design, functionality enhancements and, often, the hosting. We expect to first introduce the software developers tool kit (discussed below) to web houses to assist them in improving web site features and then building WebCrumbs onto that. We hope to eventually charge a license fee to such web houses for use of WebCrumbs with subsequent annual maintenance fees. Despite our efforts, however, we may not be able to meet these expectations or establish any such agreements or relationships.

Software Developers Tool Kit

     We believe that the key to the success of any software company is its linking the input of customers and prospects with the input from the software developer community. We will make available a software developers tool kit that will enable developers to develop applications using thinWEB products. We sell the software developers tool kit directly, through our web site, to assist in-house information technology departments and developers to work with our technology. Both ThinAccess and WebCrumbs are available to be downloaded directly from our web site for a 30-day no risk trial. After the trial period, the software developers tool kit for ThinAccess and WebCrumbs will be available for purchase at $995 and will include a 5-user license. The software developers tool kit will be only for development use and once an application is to be deployed to more than five users, we anticipate entering into a license agreement.

Marketing-Specific Alliances

     We have joined several alliances with certain major computer companies and computer groups which we anticipate will assist in the promotion and sales of our products.

     Sun Developer Connection. We are a member of the Sun Developer Connection Alliance, a free alliance open to 100% Pure Java certified companies. As a member of the Sun Developer Connection Alliance, we anticipate the promotion of our name and products on the Sun web site, a web site description of our software and a link to our web site from the Javasoft web site, distribution of evaluation copies of our products bundled on Sun Solutions' widely distributed CD's, inclusion in the Sun Solutions Catalogue which is distributed to all Sun Microsystem hardware customers, and possible Sun trade show participation (such as Sun's Java One and Java Business Expo trade shows).

     Microsoft Independent Software Vendors Program. We are a member of the Microsoft Independent Software Vendors Program which is designed for independent software vendors which produce shrink-wrapped or downloadable software that supports or runs on Microsoft products, technologies and platforms. Benefits include opportunities to promote our name and products within and outside of Microsoft to potential customers and developers, regular receipt of current information on the latest technology, product news and product strategy from Microsoft, discounts and special pricing.

     Novell. ThinAccess is listed on the Novell web site as an approved product for use with Novell's operating system.

     Informix Solutions Alliance Program. We are a member of the Informix Solutions Alliance Program which is designed for independent software vendors which support or use Informix products. Benefits include marketing tools in accordance with the marketing opportunities under the Informix Solutions Alliance Program from time to time.

     Oracle Corporation. We have entered into a cooperative marketing agreement with Oracle Corporation of Redwood City, California. The agreement is designed to promote each companies' products and, in particular, to demonstrate to customers, and potential customers, the benefits of using ThinAccess in conjunction with Oracle's developer product. The companies have agreed to cooperate in joint marketing efforts, including mutual links to the other's web site.

     Internet Screenphone Reference Forum. We are a member of the Internet Screenphone Reference Forum (ISRF), which was established in 1997 to help foster the global development of new Java technology-based services to be offered through screenphone terminals and includes many device manufacturers, software vendors, network operators and service providers. The ISRF's working document is intended to establish an open specification intended to standardize screenphone access to the internet, giving consumers an easy-to-use, low cost alternative for getting online and accessing an array of services that operate with any compliant internet screenphone. Software designers who will be developing end-user solutions are invited to provide their feedback.

Marketing-Alliance Strategy

     We are attempting to form alliances with major database manufacturers, operating system manufacturers, internet service providers and other software manufacturers to establish technical, marketing and original equipment manufacturer (or OEM) alliances.

     We anticipate that technical alliances will enhance our current and future products where there is a clear business advantage to incorporate the vendor's product versus building elements of our products. A typical technical alliance would involve our use of a vendor's technology to enhance our products.

     We anticipate that marketing alliances will increase our market presence through cross selling to other vendors' customers, reducing the costs of marketing by combining efforts and shortening the sales cycle. We will attempt to form marketing alliances with firms that have complimentary products. A typical marketing alliance for ThinAccess would be for a database vendor to recommend ThinAccess as a preferred remote access tool to its customers on its web site and in its literature. These alliances should enable us to gain broader coverage in media, trade shows, joint sales calls and promotions.

     We will attempt to establish OEM alliances which would bundle our software applications with the vendor's products. There are different levels of OEM alliances depending on the manufacturer, product maturity and market potential. The most common methods that we anticipate being used for our software applications are bundled and embedded. A bundling OEM alliance would have the technology shipped or sold with selective models or products. An embedded OEM Alliance would have the technology sold every time the vendor's product is sold.

Technical Support

     We anticipate that we will develop a dedicated web site to support and attract software developers. Our research and development team will provide the support for such developers. We will also host online chat sessions to allow developers to network and discuss issues and ideas. We anticipate providing second level support for the OEM alliances, i.e. the manufacturer will be responsible for supporting its customers directly and we will provide support for product issues and bug fixes to the manufacturer. We intend to establish a secure section of our web site to list any known deficiencies in the products and known "work arounds". This is intended to ensure that the OEM manufacturers do not spend time debugging known issues.

The Market

     Our first two products are intended to target the internet e-business access and intelligence software applications markets. Our future prospects are tied directly to the future growth and continued global acceptance of the internet. The internet has grown in less than a decade from a limited research tool to a global network consisting of millions of computers and users. Management believes that the internet is becoming the computing structure of choice for global business. Companies are introducing new web-based applications in mainstream operations such as sales force automation, call center integration, one-to-one marketing, remote training, and customer support.

     Both of our products are "100% Pure Java" certified software solutions, the Sun Microsystems standard of excellence in Java programming. We have developed our applications in Java based on our belief that it is fast becoming the standard for internet programming. We expect to benefit from investments being made in Java technology by enterprises worldwide. We believe that application development budgets for Java endeavors will almost double in the next 24 months, and will continue to grow exponentially as Java microprocessors flourish in internet devices such as TV set-top boxes, smart phones, personal digital assistants, hand-held devices, pagers, and laser printers.

     The primary target market for ThinAccess is companies utilizing internet web applications with any database, any web browser and requiring "thin client" database connectivity. We perceive a major initiative by e-commerce companies to web-enable their business activity and to provide it as another medium for their customers. Database access is crucial to web-enabling business activity as it is the predominant mechanism to store and access information. We also perceive wireless devices and sales force automation as a major target market for ThinAccess. We agree with projections that predict the global thin client market will expand dramatically, potentially aggregating over $1 billion annually. Such predictions have been recently published in various articles including:

     (1) An article in Computer World dated April 28, 1999 by Stacy Collett which stated, "The thin-client market should reach 2.2 million units shipped by 2001, with revenue exceeding $1 billion, according to a new report by Zona Research Inc. in Redwood City, California."

     (2) An article in Computer World dated May 10, 1999 by Stacy Collett stated, "More hardware options and lower prices will join Microsoft's blessing to propel thin-client sales to 2.2 million units by 2001, with revenue of $1 billion, according to separate reports by IDC (International Data Corporation) and Zona."

     (3) An article in Inter@ctive Week on line dated June 14, 1999 by Charles Babcock stated, "Mobile databases are found on client devices, such as laptops and handheld computers. A "boom in thin clients" is anticipated between now and 2001, with 2.25 million internet-accessing devices totaling $1 billion in value expected to be sold, according to Zona Research."

     The primary target market for WebCrumbs is the web site management and analysis market with a secondary target including internet service providers, call center integrations and remote training. WebCrumbs targets companies that desire to upgrade their web sites with the ability to learn about and respond to web site visitors by instantly personalizing that company's web site for that visitor. This personalization provides companies with the increased ability of turning web visitors into clients. We believe that this will assist companies to increase customer response and sales. We anticipate that as a result of the growth of online applications (e.g., e- commerce, extranets, automated customer service) and related businesses, web traffic analyzers will become an even more strategic element with larger budgets for web traffic analysis tools and services. We believe that companies that now analyze or will develop analysis capabilities of web site traffic patterns or web site personalization, need powerful data analysis solutions such as WebCrumbs that will integrate effortlessly with other applications and platforms.

     We believe that companies can increase their web site investment return by better understanding the profiles and preferences of site visitors.

Investor Relations

     We have engaged Brokerwise Communications Inc. to handle our investor relations. Pursuant to our agreement with Brokerwise, Brokerwise is responsible for our general investor relations, including without limitation, developing and maintaining relations with investment dealers, fund managers, shareholders, preparing news releases, etc. As compensation for its services, Brokerwise will be paid $6,500 ($10,000 CDN) per month, plus reimbursement for authorized expenses up to $2,925 ($4,500 CDN) per month. Our agreement with Brokerwise terminates as of July 31, 2000.

Competition

     We face competition from different companies for different aspects of our technology and for our different software applications.

     ThinAccess connects to any database over the web with swift high performance downloads of web database applications. We consider the competitors to ThinAccess to be those products that can provide thin client (under 100K download) distributed access in Java. Software Synergy's JDBC Connect provides a thin access database application product, but it is a

Windows specific product supporting ODBC databases. IDS Software's IDS Server is another competitor and is also a Windows/Linux product with support for ODBC and Oracle databases.

     We anticipate that WebCrumbs will face competition from companies in the e-commerce field including Web Trends, Active Concepts, Net.Genesis, Andromedia and Accrue. These companies primarily supply static web analyzer software providing detailed reports on web site activity without the Dynamic Navigation Technology used by WebCrumbs which allows a web page viewed by one visitor to be different than the same web page viewed by another.

     The software industry is highly competitive with frequent entries into all markets and fields by new start-up companies and by established companies with new products. Many of these competitors may have more experience and access to resources, including financial and technological resources, than thinWEB.

Employees

     We currently have 20 full-time employees and two part-time employees. We are not a party to any collective bargaining agreements or labor union contracts, nor have we been subjected to any strikes or employment disruptions in our history.

Business Development

     ThinWeb Software Incorporated was founded in April 1998 by two of thinWEB's present officers, Bryan MacLean, also a director, and Cory Reid, to focus on e-commerce business applications. Messrs. MacLean and Reid were part of the initial software development team at Sanga International, Inc., a company providing web-based software business solutions using Java technology. Messrs. MacLean and Reid determined that a market opportunity existed to develop web-based software applications targeted to software developers and internet providers based on the use of Sun Microsystems' Java software programming language. Messrs. MacLean and Reid began development of ThinAccess and WebCrumbs and its core technology in March 1998, and thereafter established ThinWeb Software Incorporated through which they continued development of the technology and products. Late in 1999, through a wireless initiative with Innovium Capital Corp., thinWEB commenced development of a wireless product, ThinSuite.

     Warwick Acquisition Corporation was created on June 2, 1998 to provide a method for a foreign or domestic private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. Warwick was a shell company with no operations, revenues, material assets or liabilities. On February 19, 1999, Warwick filed a Form 10-SB registration statement under the Securities Exchange Act of 1934 making it a reporting company.

     On May 27, 1999, Warwick finalized and executed a share exchange agreement with an effective date of April 22, 1999, among Warwick, Warwick's newly-created wholly-owned subsidiary, Thinweb.com Inc., ThinWeb Software Incorporated, and the shareholders of ThinWeb Software Incorporated. As part of the transaction, Warwick changed its name to thinWEB.com Corporation. ThinWEB.com Corporation later changed its name to our present name, thinWEB Technologies Corporation. Under the terms of the share exchange agreement, Thinweb.com Inc. purchased all the outstanding shares of ThinWeb Software Incorporated in consideration for:

     (1) the issuance of 16,916,344 Class A exchangeable non-voting participating common shares of Thinweb.com Inc. common stock to the shareholders of ThinWeb Software Incorporated;

     (2) the issuance by thinWEB Technologies Corporation, the parent company, to StockTrans, Inc., Ardmore, Pennsylvania, as trustee for the ThinWeb Software Incorporated shareholders, 16,916,344 shares of its common stock to be held in trust under the terms of an exchange and voting agreement dated April 22, 1999; and

     (3) the issuance by thinWEB Technologies Corporation, the parent company,of 1,500,000 shares of convertible preferred stock to E-Capital Management Inc., a Canadian corporation, at a price of $.0001 per share. E- Capital subsequently assigned these shares to its affiliate, 583317 British Columbia, Ltd., a British Columbia corporation. J. Gregory Wilson, one of our directors, is the president and sole shareholder of 583317 British Columbia, Ltd. and the president of E-Capital who we have engaged to assist us in raising capital.

     Prior to April 22, 1999, Warwick did not have any operations and had 5,000,000 common shares issued and outstanding. At the same time as the share exchange, Warwick redeemed and retired 4,850,000 of its 5,000,000 outstanding shares of common stock. As consideration for services provided in connection with the acquisition of Warwick, TPG Capital Corporation, the sole shareholder of Warwick prior to the share exchange, retained 150,000 shares of the common stock of Warwick, now thinWEB Technologies Corporation. In connection with the share exchange, we also agreed to issue TPG a warrant to purchase 50,000 shares of common stock of thinWEB Technologies Corporation at an exercise price of $1.00 per share and expiring on April 22, 2004

     For accounting purposes, the acquisition has been treated as an issuance of 150,000 shares and 50,000 warrants by ThinWeb Software Incorporated to the shareholder of Warwick in consideration for services related to the corporate reorganization. These shares and warrants issued as consideration for acquisition related services have been attributed a value of $90,000 based on the value of the services received.

     James M. Cassidy, the sole officer and director of Warwick, resigned from such positions pursuant to the share exchange. Mr. Cassidy is the controlling shareholder of TPG Capital Corporation. In consideration for services provided or caused to be provided to us by TPG Capital, we also agreed to pay TPG Capital $150,000, $125,000 of which has been paid.

     At the time of the share exchange transaction, 24 shareholders received Class A shares in our subsidiary, Thinweb.com Inc. Following the windup and distribution of assets by a corporate shareholder, 3024704 Nova Scotia Limited, certain share transfers, and conversions to common stock of the parent company, there are currently 31 Class A shareholders. Each beneficial shareholder of the Class A shares has, through the trustee, voting rights in thinWEB Technologies Corporation, the parent company, equal to the number of Class A shares held for his benefit by the trustee. Upon proper notice, the Class A shares may be converted into or exchanged for an equal number of shares of the parent company held by the trustee. By having the Class A shares exchangeable at some time in the future for issued shares of the parent company held by the trustee, the ThinWeb Software Incorporated shareholders were able to defer, until the exchange of their Class A shares for thinWEB Technologies Corporation shares, certain Canadian taxes otherwise payable upon the disposition of their ThinWeb Software Incorporated shares while maintaining voting rights in the parent company.

     ThinWEB Technologies Corporation presently has two wholly-owned subsidiaries, Thinweb.com Inc., a Nova Scotia corporation, and ThinWeb Software Incorporated, a Nova Scotia corporation. Thinweb.com Inc. was created to effect the exchange of stock with ThinWeb Software Incorporated shareholders and has no operations. As a result of the share exchange transaction, effective April 22, 1999, ThinWeb Software Incorporated became a wholly-owned subsidiary of Thinweb.com Inc. and, indirectly, a wholly-owned subsidiary of thinWEB Technologies Corporation, the parent company.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive offices are located at Suite 101, Phase 3, 6 Antares Drive, Ottawa, Canada. We lease such offices at an annual rent of $23,400 ($36,000 CDN) and our telephone number there is (613) 225-8446. We have signed a lease with our landlord in Ottawa for an additional 1500 square feet and, effective April 1, 2000, our annual rent will increase to $39,650 ($61,000
CDN). We also lease research and development offices at Suite 1510, 1505 Barrington Street, Halifax, Canada at an annual rent of $27,050 ($41,615 CDN) and our telephone number there is (902) 425-2802. Our web site is located at http://www.thinweb.com.

     We believe that our leased properties are in good condition, are well maintained and are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEDINGS

     We are not a party to any litigation and management has no knowledge of any threatened or pending litigation against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is currently no public trading market for our securities, including our common stock.

Security Holders and Dividends

     As of March 30, 2000, there were 33 holders of record of our common stock. We have not paid any cash dividends on our common stock since inception and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Our board of directors will determine, in its sole discretion, whether to declare any dividends on our common stock in the future, based on our earnings, capital requirements, financial position, general economic conditions, and other pertinent factors.

Recent Sales of Unregistered Securities

     Founding of Warwick

     In connection with the founding of Warwick Acquisition Corporation, the predecessor to thinWEB Technologies Corporation, Warwick issued 5,000,000 shares of common stock to TPG Capital Corporation and Pierce Mill Associates, Inc., entities controlled by James Cassidy, for nominal consideration. The issuance of these shares did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof. Of these 5,000,000 shares, 4,850,000 were redeemed in connection with the share exchange transaction in April 1999 pursuant to which the shareholders of ThinWeb Software Incorporated acquired control of Warwick. The remaining 150,000 shares were retained by TPG Capital.

     Original Investments in ThinWEB Software Incorporated

     Prior to the share exchange transaction, ThinWEB Software Incorporated issued shares of common stock to the following individuals or entities for the cash consideration listed below. Some of these holders of the shares listed below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of our shareholders.

                                                            Number of                Number of
Date            Shareholder                                Pre-Exchange           Post-Exchange
----            -----------                                 Shares                Shares or Right
                                                            ------                to Direct Vote    Consideration
                                                                                  --------------    -------------
6/9/98          Butternut Capital Limited                   613,000               613,000                    4*
                International Shareholdings Corp.           387,000               387,000                    3*
                Seismic Investments Ltd.                    577,000               577,000                    4*
                Amery Associates Inc.                       473,000               473,000                    3*
                Cannon Equity Limited                       398,000               398,000                    3*
                Corporate Solutions Limited                 602,000               602,000                    4*
                Strathglen Capital Limited                  479,000               479,000                    3*
                Greensted Equities Limited                  471,000               471,000                    3*
                Arrendadora Solarsa S.A.                    500,000               500,000               83,389*
                Transatlantic Co., S.A.                     250,000               250,000                    2*
                Cheetah Systems Ltd.                        500,000               500,000                    3*
                Shaftesbury Global Limited                  500,000               500,000                    3*
                Midland Shareholdings Limited               500,000               500,000                    3*
                B. MacLean Family Trust                   2,666,667             2,666,667               16,349*
                C. Reid Family Trust                      2,666,667             2,666,667               16,349*
                Enman Family Investment Trust             2,666,666             2,666,666               33,130*
                J. Smyth Family Trust                       175,000               175,000                    1*
                T. MacLean Family Trust                     195,000               195,000                    1*
                3024704 Nova Scotia Limited                 891,000               891,000              445,500*
                Donald Wile                                 100,000               100,000               50,000*
                Everest (Private) Trust Company              14,000                14,000                7,000*
                Gary Hannah                               1,181,344             1,181,344                    8*
                Paul Landry Sr.                             100,000               100,000                    0*
                Paul Landry Jr.                              10,000                10,000                    0*

     In the preceding table,

     (1) the * denotes the amount paid for the shareholder's original investment in shares of ThinWeb Software Incorporated;

     (2) 3024704 Nova Scotia Limited was subsequently dissolved and its shares of ThinWeb Software Incorporated were distributed pro rata to shareholders; and

     (3) None of the original sales of ThinWEB Software Incorporated shares involved a public offering and all were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof or Regulation S thereunder.

     Share Exchange Transaction

     The ThinWEB Software Incorporated shares reflected in the preceding table were subsequently exchanged by the holders in the share exchange transaction for 16,916,344 Class A shares of our subsidiary, Thinweb.com Inc., and accompanying voting rights in the parent company, thinWEB Technologies Corporation. This exchange of ThinWEB Software Incorporated shares by the holders for Class A shares of Thinweb.com Inc. was effected for Canadian tax purposes, did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

     In connection with such share exchange transaction, the parent company, thinWEB Technologies Corporation, issued 16,916,344 shares of common stock to a trustee as part of the consideration for the purchase of the outstanding stock of ThinWEB Software Incorporated by a newly created subsidiary, Thinweb.com Inc. The issuance of these shares by thinWEB Technologies Corporation to the trustee did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof. As a result of the share exchange, ThinWeb Software Incorporated became a subsidiary of Thinweb.com Inc. and, indirectly, a subsidiary of thinWEB Technologies Corporation, the parent company.

     Preferred Stock Issuance

     We have issued 1,500,000 shares of convertible preferred stock to E-Capital Management Inc. at the price of $.0001 per share, as compensation for E-Capital's assistance in locating and providing both interim and equity financing. E-Capital has since assigned the shares to 583317 British Columbia Ltd. J. Gregory Wilson is the president of E-Capital which is owned by The Greg Wilson Family Trust, the beneficiaries of which are the spouse and children of
J. Gregory Wilson. Mr. Wilson is also the president and sole shareholder of 583317 British Columbia Ltd. The issuance of the convertible preferred shares to E-Capital and the subsequent transfer of these shares by E-Capital to 583317 British Columbia Ltd. did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

     Joint Venture with Innovium Capital Corp.

     In consideration for 1,250,000 shares of capital stock representing a 50% interest in NoTime Wireless Corp, our wireless joint venture with Innovium Capital Corp., Innovium paid $841,341 ($1,250,000 CDN). These proceeds were used by NoTime to repay a promissory note in the same amount to ThinWeb Software. The issuance of stock by NoTime Wireless to Innovium did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

     As part of the transaction, we issued to Innovium 100,000 non-transferrable share purchase warrants, which expire on December 15, 2001, exercisable for thinWEB common shares on a one-for-one basis at an exercise price equal to the lower of $5.00 or the lowest price at which we issue equity or convertible securities during this period. The issuance of this warrant to Innovium did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by
Section 4(2) thereof.

     Employment Agreement with James Cappadocia

     Pursuant to our employment agreement with James Cappadocia, our president and chief executive officer, we issued 315,000 shares of common stock to him for nominal consideration upon his employment with us and agreed to issue him an additional 635,000 shares in equal quarterly amounts of 79,375 shares over a two year period. Such issuance to Mr. Cappadocia did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided in Section 4.2 thereof.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

     The following discussion contains forward-looking statements that involve risks and uncertainties. ThinWEB's actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as under the caption "Business", including "Additional Risk Factors." All forward-looking statements included in this document are based on information available to thinWEB on the date hereof, and thinWEB assumes no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

Overview

     During the period ending December 31, 1998, our business activity was undertaken through ThinWeb Software Incorporated, which subsequently became our wholly owned subsidiary, with a staff of four software developers located in a small office in Halifax, Nova Scotia. During 1999 we expanded to 20 full-time employees and incurred significant expenses on costs and activities for which there are no direct comparables in 1998. These expenses included increased research and development costs, presentations at industry trade shows, marketing and sales expenses, financing costs, expanded premises in Halifax, Nova Scotia and a new sales and marketing office in Ottawa, Ontario.

     We have developed a core technology and two software applications, ThinAccess, designed for organizations that require rapid access to data over the internet, and WebCrumbs, designed for organizations that require immediate interaction with customers and employees. Through our joint venture subsidiary we are also engaged in research and development using our core technology to develop a third product called ThinSuite that targets companies wanting to provide wireless access to business applications. Our use of Java enables us to develop applications for mobile and wireless devices and other technologies as they emerge that require platform independence, swift deployment, flexibility, fast operation and low-cost. ThinWEB has commenced marketing its products on a worldwide basis through its direct sales force, distributors and value-added resellers.

     We believe that the internet as a source of e-business will continue to experience rapid technological and user growth and that Java-based technology will continue to increasingly become the user standard. Our first two applications have been certified by KeyLabs on behalf of Sun Microsystems as "100% Pure Java" which is considered the industry seal of approval and assures customers that these products are of the highest quality, interpretable Java solutions. We anticipate that all our future applications will be certified as "100% Pure Java".

     We have developed a sales and marketing strategy to introduce these products into the market and assembled an experienced marketing team to lead those activities. As part of our marketing strategy, we anticipate entering into license arrangements and alliance relationships with major database manufacturers, operating system manufacturers, internet services providers and others to establish technical, marketing and original equipment manufacturer alliances. We have a license agreement with Sun Microsystems, Inc. to utilize the Pure Java logo and for Java tagline in its packaging and advertising. We have a license agreement with Cloudscape, Inc. to use Cloudscape's JBMS embedded client and workgroup server deployment software to develop a limited use version of the software and to distribute it to end users. We have a license agreement with Informix Software, Inc. to use Informix's products internally for development and support purposes, further to the Informix Solutions Alliance Program.

Results of operations

     Revenues. Although the first minor sale of product occurred in 1998, our product launch announcement took place on August 9, 1999. An announcement of the new version of ThinAccess 1.0 for the Java 2 Platform at the Fall Internet World '99 Show in New York City on October 6, 1999 attracted considerable industry awareness of our product and started the revenue generating process. WebCrumbs was released on February 1, 2000 and our joint venture subsidiary is targeted to release ThinSuite for the wireless data base market on June 30, 2000. Our activities to date have focused on strengthening our senior operational and sales management team, developing software applications and marketing strategies for our new products, preparing for a private placement of common equity and assembling a slate of high profile industry leaders from major telecommunications and high tech corporations in North America to join our Board of Directors.

     Revenues have accelerated in the first quarter of 2000 due to increasing market acceptance of our products and the installation of an aggressive and highly experienced sales executive and management team. Nevertheless, our ability to continue operations is dependent upon generating cash flow through revenues from the sale of our products and arranging alternate sources of debt and equity financing as required.

     Research and Development Expenses. Research and development expenses increased from $43,888 in the eight months ended December 31, 1998 to $3,220,657 for the year ended December 31, 1999. The issuance of common shares at nominal value to employees as compensation accounted for $2,987,000 of the $3,176,769 increase in research and development expense. Compensation in the form of shares is a non-cash charge against corporate earnings and reflects the cost of attracting highly skilled and qualified personnel. The balance of increased research and development spending resulted primarily from increased cash salaries and wages.

     Selling, General and Administration. Selling, general and administration expenses increased from $55,896 in the period ended December 31, 1998 to $3,584,069 in 1999, an increase of $3,528,173. The issuance of shares and warrants at nominal value to attract a president and chief executive officer, sales personnel and to pay for legal services accounted for $2,102,000 or 60% of the increase. The remainder of the increase is attributable to developing a sales, marketing and administrative infrastructure in the new Ottawa, Ontario location and professional services to assist us with the private placement registration process and the negotiation of short-term lines of credit.

     We appointed a new president and chief executive officer in February 2000, a vice president of sales in March 2000 and other senior management staff all of whom were provided with a combination of shares and stock options as inducements to join our organization. Accordingly, the 2000 financial statements will reflect further charges of a similar nature as those incurred in 1999.

     Interest. We incurred financing costs of $2,122,528 in 1999 and no costs of a similar nature in the preceding period. We financed operations during 1998 by means of shareholder loans and with services contributed freely by founding shareholders and employees. In July 1999 we entered into a loan agreement with E-Capital Management, Inc. ("E-Capital") who were acting on behalf of a group of offshore corporate investors who provided us with a two-tier credit facility for an aggregate amount of $898,600 (CDN $1,335,000). The A tranch provided for a borrowing of $252,400 (CDN $375,000) without interest and the B tranch provided for a borrowing of $646,200 (CDN $960,000) at 12% interest per annum. We borrowed $252,400 under the A facility and $243,437 (CDN$361,665) under the B facility and repaid both facilities in full in the fourth quarter of 1999 from proceeds received from the sale of an interest in our joint venture company, discussed below.

     Under the E-Capital loan agreement the lenders are entitled to receive, for no additional consideration, common stock purchase warrants equal in number to the amount of the B facility drawn down divided by the price of our shares of common stock issued pursuant to a significant financing event. The warrants will be exercisable at the foregoing price for an exercise period of one year from the date of closing of such transaction. Assuming a significant financing event at $5, we would be obliged to issue 48,687 warrants. The cost of the warrants will be recognized when the financing event occurs.

     In conjunction with the foregoing commitment to provide financing, we issued 4,000,000 common shares to the lenders of the A and B credit facility for nominal consideration. For accounting purposes, these shares have been treated as a financing cost and have been attributed a value of $2,087,000, representing 98% of the total financing costs incurred in 1999.

Liquidity and Capital Resources

     We had negative working capital of $734,592 as at December 31, 1999 as compared with $97,648 at the end of 1998. The proposed private placement discussed below, if completed as contemplated, will strengthen working capital in 2000 by a minimum of $5,000,000, less the retirement of the Gateway Research Management Group Ltd. ("Gateway") loan which stood at $1,000,000 at December 31, 1999 and approximately $1,500,000 at March 31, 2000.

     We experienced overall positive cash flow of $396,103 in 1999 due primarily to financing activities that contributed $1,472,647 of which $1,000,000 was received from proceeds of the Gateway loan facility and $578,013 from the private placement of common equity. Investing activities contributed a further $585,818 of which $673,073 was realized from the sale of a 50% interest in our joint venture subsidiary, net of the acquisition of shares and warrants of the purchaser discussed below. An operating cash loss of $1,665,020, net of the change in non- cash working capital balances related to operations, negatively impacted on cash flow.

Lines of Credit

     Lines Overseas Management Limited, ("Lines"), a registered broker-dealer based in Hamilton, Bermuda, has provided us with an interim credit facility of $2,000,000 through its affiliate, Gateway. The credit facility bears interest at the rate of 12% per annum and is secured by a lien on all of our assets. We have borrowed $1,000,000 under this facility as of December 31, 1999 and the loan must be repaid out of the proceeds of the private placement. At the option of Lines, the outstanding balance of the Gateway loan can be retired by purchasing units in the private placement.

Private Placements

     Since inception, ThinWeb Software Incorporated has received an aggregate of $578,014 from the private placement of its shares. On January 31, 2000 we entered into a private placement agreement with Lines pursuant to which Lines has agreed to act as our placement agent on a best efforts basis in connection with an offshore private placement of common stock and warrants with certain non-US institutions and high net worth individuals pursuant to Regulation S of the Securities Act. We anticipate that the proceeds from the offering will be received within approximately two weeks of our pending registration statement on Form SB-2 becoming effective. The offering will consist of a minimum of 1,000,000 units at a price of $5 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share for a two year period at $7. If successful, the minimum proceeds to us from this offering will be $5,000,000 before repaying the outstanding Gateway loan discussed above. Lines will receive a commission of five percent of the total proceeds of the offering with the right to receive the commission in units instead of cash. We have agreed to use our best efforts to file a registration statement with the SEC with respect to the common shares placed in this offering within 60 days of completion of the offering.

Sale of Interest in Joint Venture Company

     On September 10, 1999, we entered into a Memorandum of Agreement with Innovium Capital Corporation ("Innovium") to establish a joint-venture corporation, NoTime Wireless Corp. ("NoTime") to be owned equally by the two parties. Notes 6 and 7 to the financial statements for the year ended December 31, 1999 outline the nature of the ownership, financing and royalty obligations of the joint venture company. On December 16, 1999, we sold a 50%
interest in NoTime to Innovium for a cash consideration of $841,341
($1,250,000 CDN). On the same day we purchased 500,000 units of the capital stock of Innovium (each unit consisting of one freely tradable common share and one share purchase warrant exercisable for two years from the date of the subscription agreement at an exercise price of $0.35 ($0.50 CDN) each) for cash consideration of $168,268 ($250,000 CDN) and 100,000 of our share purchase warrants. The Innovium warrants are carried on the balance sheet at their historical cost of $162,832 and the shares at their estimated fair market value of $266,766 at December 31, 1999.

     NoTime is obligated to pay us a royalty of 5% of net revenues realized on the sale of its licensed software products after it has reimbursed all advances from its shareholders. NoTime had no revenues during its initial operating period in the fiscal period ended December 31, 1999.

Other

     We have approximately $1,400,000 in losses for income tax purposes available to reduce future taxable income which begin to expire in 2005. We have no commitments for capital expenditures of a material nature in the near future.

     The financial statements appearing elsewhere in this report have been prepared on the assumption that we will continue as a going concern. We believe that the proceeds from the proposed private placement, borrowings from Lines, anticipated revenues from operations, the proceeds from the sale of a 50% interest in NoTime and funds from earlier stock subscriptions will be sufficient to cover our currently anticipated expenses, including salaries, rent and professional fees and allow us to continue our research, developmental and marketing operations for the next 12 months. Beyond that date, our ability to continue operations is dependent upon generating cash flow from operations through the sale of our software applications or raising additional equity or debt or any combination of the foregoing.

Year 2000 Issues

     We conducted Year 2000 compliance reviews including assessment, implementation, validation and testing for current versions of our products and are satisfied that they are substantially Year 2000 compliant. However, it is not possible to conclude that all aspects of the Year 2000 issue that may affect us, including those related to customers, suppliers, or other third parties have been fully resolved.

     Although we have not experienced any Year 2000 system or software issues to date, we cannot be certain that our systems or the systems of our clients and critical vendors will in the future be Year 2000 compliant, nor can we be certain that we have identified all of the potential risks to our business that could result from matters related to the Year 2000. For example, disruptions caused by Year 2000 issues could affect internet usage generally, which could result in a decline in the use of our services. Additionally, the purchasing patterns of our clients and potential clients may be materially adversely affected by Year 2000 issues because they may be required to expend significant resources on compliance matters, rather than investing in new online products and services such as those we offer. If any of these risks were to materialize, there could be a serious and adverse disruption of our operations, operating results and financial condition.

Recent Accounting Pronouncements

     In 1998, SFAS No. 133 ("FAS 133") - Accounting for Derivative Instruments and Hedging Activities was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2000 and does not expect the adoption of FAS 133 will be material to the Company's results of operations.

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5 - Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 is effective in fiscal years beginning after December 15, 1998 with earlier adoption permitted. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has complied with the requirements of SOP 98-5.

     In 1998, the AICPA issued SOP 98-1 - Accounting for the Costs of Computer Software Purchased for Internal Use, which provides guidance regarding costs associated with the implementation of computer software for internal use. The Company adopted SOP 98-1 during the fiscal year and the adoption did not have a material impact.


ITEM 7. FINANCIAL STATEMENTS

     Information with respect to this item is contained in the financial statements appearing on

Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

     Our officers and directors are as follows:

                   Name                       Age             Title
                   ----                       ---             -----

James S. Anthony............................   52             Chairman of the Board
James Cappadocia............................   40             President, Chief Executive Officer and Director
C. James Enman..............................   46             Vice President and Secretary
Bryan C. MacLean............................   31             Vice President and Director
Cory Reid...................................   29             Vice President
George R. Fraser............................   61             Chief Financial Officer and Director
J. Gregory Wilson...........................   36             Director
Donald Woodley..............................   54             Director
George A. Pacinelli.........................   42             Director

     All of our directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, our bylaws provide for not less than one nor more than nine directors. Currently, we have seven directors. Our bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the board of directors.

     Our directors do not receive any salary or fee for acting as directors. However, directors are entitled to participate in our stock option plan and may be issued options. We pay all expenses incurred by the directors relating to attending board of director meetings.

     The principal occupation and business experience for each of our officers and directors for at least the last five years are as follows:

     James S. Anthony has served as our chairman of the board since March 1999. Since June 1974, Mr. Anthony has been the president of J. S. Anthony & Co. Ltd., Toronto, Canada, which provides consulting services to corporations, including thinWEB, including strategic planning, finance and corporate organization. Mr. Anthony is the founder of The Foundation for the Study of Objective Art, a charitable foundation which operates an art gallery in Toronto and funds art education programs for the public. Mr. Anthony also serves on the board of directors of Seabridge Resources Limited, Toronto, Canada, a precious metals company listed on the Canadian Venture Exchange. Mr. Anthony formerly served on the board of directors of Innovium Capital Corp., Toronto, Canada, a technology investment company listed on the Montreal Exchange and with whom thinWEB has entered into a joint venture; Denbridge Capital Corporation, Toronto, Canada, a digital radar imaging company listed on the Toronto Stock Exchange; Borneo Gold Corporation, Toronto, Canada, a gold exploration company listed on the Venture Exchange; and Independence Resources Ltd., Toronto, Canada, a gold exploration company listed on the Venture Exchange. From 1986 to 1993, Mr. Anthony served as a director and strategist for Softkey Software, Inc., a public company traded on the Toronto Stock Exchange, which subsequently through mergers became The Learning Company and was acquired in 1999 by Mattel. Mr. Anthony received his Bachelor of Arts degree from the University of Manitoba in 1968 and attended Carleton University from 1968 to 1970.

     James Cappadocia was appointed our president, chief executive officer and a director on February 3, 2000. From 1997 to 2000, through a consulting company which he founded to provide executive level services to various companies, Mr. Cappadocia functioned as president (1998-2000) of PC Outlet Inc., a Toronto, Ontario distributor of end of life new and used Compaq products for which it is Compaq Canada's primary channel partner, and as executive vice president sales and marketing (1997-1998) of Sidus Canada Inc., a Toronto, Ontario systems integrator and computer manufacturer. In 1997, Mr. Cappadocia was general manager, strategic accounts for Cantel AT&T of Toronto, Ontario, the second largest wireless communications company in Canada. From 1995 to 1997, he held the position of director, sales operations for Shaw MobileComm in Toronto, Ontario, the third largest wireless communications company in Canada. Mr. Cappadocia was director, sales and operations (commercial) for Savin Canada Inc., Canada's exclusive Ricoh distributor of digital and multifunctional copiers and facsimile products from 1992 to 1995. He previously held executive management positions from 1990 to 1992 with NEC Canada Inc. a computer manufacturer, and from 1983 to 1990 with SHL Inc., a technology systems integrator. Mr. Cappadocia received his Bachelor of Business Administration degree from Lakehead University in 1982.

     C. James Enman, Esq. has served as our vice president and secretary since March 1999. He also serves as secretary of NoTime Wireless Corp., our wireless joint venture with Innovium Capital Corp. From 1990 until 1999, Mr. Enman was a member of the law partnership of Goldberg Thompson, Halifax, Nova Scotia, where he practiced in the areas of corporate and commercial law, including securities, financing and intellectual property. Mr. Enman received his Bachelor of Arts degree from Acadia University in 1977 and his LL.B. degree from Dalhousie University in 1980. Mr. Enman is a member of the Nova Scotia Barristers Society, Canadian Tax Foundation, and is a Canadian Trademark Agent. Mr. Enman serves as general counsel to the Company.

     Bryan C. MacLean has served as our vice president and a director since our inception in April 1998. Mr. MacLean is the co-founder of ThinWeb Software Incorporated and co- developer of our Java software e-commerce applications. From 1996 to 1998, Mr. MacLean was a software engineer for Sanga International Research, Boston, Massachusetts specializing in Java software solutions. From 1994 to 1996, Mr. MacLean was a software engineer for Northern Telecom, Ottawa, Canada specializing in asynchronous transfer software switch development. During 1996, Mr. MacLean was employed by Bell Canada, Ottawa, Canada as a software engineer where he served as one of the lead developers of that company's project to process telephone bills over the web using electronic data interchange. Mr. MacLean obtained his Bachelor Commerce degree from St. Francis Xavier University in 1990 and his Bachelor of Computer Science degree from DalTech University of Nova Scotia in 1994.

     Cory Reid has served as our vice president since our inception in April 1998. He also serves as the president and a director of NoTime Wireless Corp., our wireless joint venture with Innovium Capital Corp. Mr. Reid is the co-founder of ThinWeb Software Incorporated and co- developer of our Java software e-commerce applications. From 1996 to 1998, Mr. Reid was a senior designer for Java internet software at Sanga International Research, Boston, Massachusetts and Halifax, Nova Scotia. From 1995 to 1996, Mr. Reid was a senior software designer at AT&T, Herndon, Virginia specializing in telecommunications. Mr. Reid received his Bachelor of Computer Science degree from DalTech University of Nova Scotia in 1993.

     George R. Fraser, C.A. has served as our chief financial officer and a director since August 16, 1999. Since 1997, Mr. Fraser has served as vice president of Fraser Financial Consultants, an Oakville, Ontario based private company providing specialized financial services to public corporations on mergers and acquisitions and international treasury financing. From 1995 to 1997, Mr. Fraser was president of TRC Sports Medical Products Inc., a private company located in Toronto, Ontario engaged in the distribution of strength and cardiovascular equipment (StairMaster, Quinton and Cybex) and related health products across Canada. From 1988 to 1993, he was chief financial officer and corporate secretary of Crowntek Business Centres Inc. in Toronto, which was the largest privately owned Canadian distributor of IBM and Compaq computer equipment and related software with annual sales exceeding CDN $350 million ($227 million US) and 600 employees. Prior to that, from 1984 to 1987 Mr. Fraser was treasurer of Bow Valley Resource Services Ltd. in Calgary, Alberta a major public company engaged in land and offshore drilling, heavy truck manufacturing and waste management operations. From 1974 to 1984 he was employed in several positions, the last of which was as assistant treasurer, at Cominco Inc., the Vancouver, British Columbia based multinational producer of zinc, lead, copper, precious metals and chemicals. Mr. Fraser began his professional career with Price

Waterhouse, where he obtained his Chartered Accountant designation in Manitoba in 1962 and was employed as a Manager of Taxation Services when he left in 1974.

     J. Gregory Wilson has served as a director since November 1999. Mr. Wilson is the president of E-Capital Investment Inc. which he founded in 1998. E-Capital is a venture capital firm that provides funding, incubator services and strategic consulting for emerging-growth companies. From 1994 until 1998, Mr. Wilson worked as an investment advisor in Ottawa, Canada with two of Canada's largest brokerage firms, ScotiaMcLeod and Midland Walwyn (now Merrill Lynch Canada), where his client base consisted of high net worth individuals, financial institutions, and corporations. From 1992 until 1994, Mr. Wilson was a business development consultant for Programmed Communications, a Canadian corporate communications company, specializing in IPO's and annual shareholder meetings. From 1988 to 1992, Mr. Wilson obtained the Ottawa franchise rights to Nutri/Systems, a weight loss company, and built up 11 locations and annual revenues in excess of $13 million before selling the business in 1992. Mr. Wilson received his degree in economics and finance from Queens University in Kingston, Ontario in 1985. Mr. Wilson has completed the Canadian Investment Management (CIM) Program administered by the Canadian Securities Institute and has been awarded the Fellowship of the Canadian Securities Institute (FCSI) designation.

     Donald Woodley has served as a director since March 2000. Since October 1999, he has served as president of The Fifth Line Enterprise, a consulting firm engaged in providing strategic advisory services to the Canadian information technology industry. From February 1997 to October 1999, Mr Woodley served as president and general manager of Oracle Corporation Canada, Inc. where he was responsible for profit and loss and operations of Oracle Corporation's Canadian subsidiary which had 1998 annual revenues of approximately $360 million and over 1000 employees. From September 1987 to January 1997, he served as president and general manager of Compaq Canada, Inc. where he was responsible for profit and loss and operations of Compaq 's Canadian subsidiary which had 1996 annual revenues of approximately $760 million and over 300 employees. Mr. Woodley received an MBA in 1970 from the University of Western Ontario and a degree in Business Communications in 1967 from the University of Saskatchewan. He currently serves on the board of directors of the following companies and associations in addition to thinWEB: BCT.Telus Corporation Inc., Star Data Systems Inc., Delano Technology Corporation, Intellitactics Inc., GemhouseOnline.com Inc., ITAC - The Information Technology Association of Canada (member of board of governors) and The Stratford Festival of Canada (vice chair of board of governors).

     George A. Pacinelli has served as a director since March 2000. Since 1998, he has served as president of Experience Total Communications Inc. ("ETC") where he was responsible for negotiating and contracting for over $3 million in voice, data and wireless communications products and services in 1998. ETC also provides consulting services to clients in all areas of communications, including local/long distance, voice/data networking, cellular/wireless, internet access, structured cable systems and computer telephony platforms. From 1996 to 1998, Mr. Pacinelli served as a vice president of sales at Claricom where he was responsible for over $30 million in sales of telecommunications products and services in the southeast United States. While at Claricom, he managed 13 district sales managers with over 100 sales representatives and was involved in numerous sales training, marketing and database management programs and advertising campaigns. From 1994 to 1996, Mr. Pacinelli was a regional sales manager for Executone Business Solutions, Inc. where he was responsible for the Florida sales organization with offices in South Florida, Tampa, Fort Myers and Jacksonville. Mr. Pacinelli received a BS in Business Administration from the University of Florida, Gainesville in 1980.


Family Relationships

     There are no family relationships among our directors, executive officers or other persons nominated or chosen to become officers or executive officers.

Involvement in Certain Legal Proceedings

     We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us, if any, or written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 1999, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except that James Anthony, C. James Enman, Bryan MacLean, Cory Reid, Gary Hannah and J. Gregory Wilson have never filed a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation that we have paid or accrued on behalf of our chief executive officer and president during 1998 and 1999, our only two completed fiscal years to date. None of our officers received a salary and bonus in excess of $100,000 for services rendered during such fiscal years.

Summary Compensation Table


                                                                                       Long-Term
                                                                                       Compensation

                                    Annual Compensation                      Awards                   Payouts

                                                                                      Restricted
                                                                                         Stock          All Other
Name and Principal Position(s)      Year        Salary($)       Bonus($)    Other($)  Awards(#shares)   Compensation
------------------------------      ----        ---------       --------    --------  ---------------   ------------

James Anthony                       1999                0       0            0          250,000            0
Chairman of the Board               1998                0       0            0                0            0

Gary Hannah                         1999        $  92,750       0            0        1,181,344            0
Former President and                1998                0       0            0                0            0
Chief Executive Officer

Bryan MacLean                       1999        $  55,250       0            0        3,090,000            0
Former President                    1998        $  51,986       0            0                0            0

     In the preceeding table:

     (1) Gary Hannah's employment as our president, chief executive officer and a director, ended effective February 3, 2000. At such time, James Cappadocia became our new president, chief executive officer and a director. In 1999, Mr. Hannah was issued 1,181,344 shares of common stock for nominal consideration in connection with his initial employment by thinWEB. These shares have no dollar value assigned to them since there is no public trading market for our common stock. The figure in the table represents Mr. Hannah's aggregate restricte stock holdings at the end of 1999. These shares may be redeemed pursuant to certain repurchase rights held by us or we may redeem all or a portion of such shares as part of the severance package we are presently negotiating with Mr. Hannah.

     (2) James Anthony is the founder, director and president of The Foundation for the Study of Objective Art, a charitable trust, and may be deemed to be the beneficial owner of the 250,000 shares owned by it. All of Mr. Anthony's shares were issued in 1999 in connection with the corporate reorganization transactions that led to thinWEB's creation. These share have no dollar value assigned to them since there is no public trading market for our common stock. The figure in the table represents Mr. Anthony's aggregate restricted stock holdings at the end of 1999.

     (3) Bryan MacLean is the trustee and beneficiary of the B. MacLean Family Trust and is deemed to be the beneficial owner of the 3,090,000 shares owned by it. All of Mr. MacLean's shares were issued in 1999 in connection with the corporate reorganization transactions that led to thinWEB's creation. These shares have no dollar value assigned to them since there is no public trading market for our common stock. The figure in the table represents Mr MacLean's aggregate restricted stock holdings at the end of 1999.

Stock Option Plan

     We have adopted a stock option plan for key employees, officers and directors. Th plan allows for the issuance of options at the discretion of the board of directors to such employees, officers and directors and in such amounts as the directors choose. The total amount of the options issued, if converted, may not exceed 17% of our total issued and outstanding shares. Options issued under the plan expire five years after the date of issuance.

     No stock options were issued or exercised during 1999 to or by any of our named executive officers.

Employment Agreements

     We have entered into an employment agreement with James Cappadocia to serve as president and chief executive officer at an annual salary of $130,000 ($200,000 CDN) and a monthly automobile allowance of $500 ($750 CDN). Pursuant to the agreement, we issued Mr. Cappodocia 315,000 shares of common stock for nominal consideration upon his employment with us and have agreed to issue him an additional 635,000 shares (amounting to 950,000 shares in the aggregate) in equal quarterly amounts of 79,375 shares over a two year period. The agreement provides a right to participate in the employee stock option plan, contains comprehensive confidentiality and non-competition provisions and provides one year's notice of termination.

     We have entered into an employment agreement with Bryan MacLean to serve as vice president of technology at an annual salary of $78,000 ($120,000 CDN). The agreement provides a right to participate in the employee stock option plan, contains comprehensive confidentiality and non- competition provisions and provides one year's notice of termination.

     We have entered into an employment agreement with Cory Reid to serve as vice president of product development at an annual salary of $78,000 ($120,000
CDN). The agreement provides a right to participate in the employee stock option plan, contains comprehensive confidentiality and non- competition provisions and provides one year's notice of termination.

     We have entered into an employment agreement with James Enman to serve as vice president of corporate affairs and general counsel at an annual salary of $65,000 ($100,000 CDN). The agreement provides a right to participate in the employee stock option plan, contains comprehensive confidentiality and non-competition provisions and provides one year's notice of termination.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of the date of this report regarding the beneficial ownership of our common stock by

     (1) each of our executive officers and directors, individually and as a group; and

     (2) each person who beneficially owns in excess of five percent of our common stock after giving effect to the exercise of warrants or options held by the named security holder.

     The information given in this table

     (1) is based on 17,381,344 shares of our common stock outstanding as of the date of this report,

     (2) assumes that there has been no conversion of convertible preferred stock or convertible loans or exercise of warrants by other security holders, and

     (3) includes rights to acquire common stock through exercise of exchangeable Class A shares of our subsidiary, Thinweb.com Inc.


                                             Amount of Common                 Percent of
                                             Stock Beneficially               Common Stock
                                             Owned or Right to                Beneficially Owned
Name                                         Direct Vote                      or Right to Direct Vote
----                                         ------------                     -----------------------


James S. Anthony                                 250,000                                1.4%
Chairman of the Board
158 Amelia Street
Toronto, Canada M4X 1E7

James Cappadocia                                 315,000                                1.8%
President, Chief Executive Officer, Director
33 Theobald's Circle
Richmond Hill, Ontario, Canada L4C 9C7

C. James Enman                                   3,090,000                             17.8%
Vice President, Secretary
1883 Seldon Street
Halifax, Nova Scotia, Canada B3H 3X3

Bryan MacLean,                                   3,090,000                             17.8%
Vice President, Director
5444 Victoria Road, #8
Halifax, Nova Scotia, Canada B3H 1M5

Cory Reid                                        3,090,000                             17.8%
Vice President
1360 Lower Water Street, Suite 207
Halifax, Nova Scotia, Canada B3S 3N2

Gary Hannah                                      1,181,344                              6.8%
1250 Squire Drive
Manotick, Ontario, Canada K4M 1B8

All directors and                                9,835,000                             56.6%
executive officers as
a group (first 5 persons)

     In the preceding table:

     (1) James Anthony is the founder, director and president of The Foundation for the Study of Objective Art, a charitable trust, and may be deemed to be the beneficial owner of the 250,000 shares owned by it.

     (2) James Enman is the trustee and beneficiary of the Enman Family Investment Trust and is deemed to be the beneficial owner of the 3,090,000 shares held by it.

     (3) Bryan MacLean is the trustee and beneficiary of the B. MacLean Family Trust and is deemed to be the beneficial owner of the 3,090,000 shares held by it.

     (4) Cory Reid is the trustee and beneficiary of the C. Reid Family Trust and is deemed to be the beneficial owner of the 3,090,000 shares held by it.

     (5) With respect to the shares owned by Gary Hannah, our former president and chief executive officer, these shares may be redeemed pursuant to certain repurchase rights held b us or we may redeem all or a portion of such shares as part of the severance package we are presently negotiating with Mr. Hannah. Any such redemption will affect the total number of outstanding shares for purposes of the percentages calculated in the table.

     Because our executive officers and directors, together with entities affiliated with them, beneficially own approximately 56.6% of the outstanding common stock, they are able to exercise a controlling influence over the election of directors and other matters requiring stockholder approval, including change of control transactions. The effect of such management control could be to delay or prevent any change of management control of thinWEB.

Ownership of Preferred Stock

     We issued 1,500,000 shares of non-voting convertible preferred stock to E-Capital Management, Inc. at a price of $.0001 per share. E-Capital has since assigned the shares to 583317 British Columbia Ltd. J. Gregory Wilson, one of our directors, may be deemed to be the beneficial owner of these shares which represent 100% of our issued and outstanding preferred stock. These shares are convertible into common shares and are redeemable by us upon the happening of certain events.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with E-Capital Management Inc.

     We have retained E-Capital Management Inc. to assist us in raising capital.
J. Gregory Wilson, one of our directors, is the president of E-Capital Management which is owned by The Greg Wilson Family Trust, the beneficiaries of which are Mr. Wilson's spouse and children. Mr. Wilson is also the president and sole shareholder of 583317 British Columbia Ltd.

     We have issued 1,500,000 shares of convertible preferred stock to E-Capital at the price of $.0001 per share, as compensation for E-Capital's assistance in locating and providing both interim and equity financing. E-Capital has since assigned the shares to 583317 British Columbia Ltd. The holder of these shares is entitled to convert such shares into shares of our common stock on a one-for-one basis at any time before June 30, 2000, provided that the holder (or its affiliate) has been instrumental in arranging an equity financing which has resulted in our receipt of net proceeds of at least $5,000,000. After June 30, 2000, we may redeem any remaining outstanding convertible preferred stock at a redemption price of $.0001 per share. To date, E-Capital has assisted us in the sale of certain of our securities to 3024701 Nova Scotia Limited, Everest (Private) Trust Company and Donald Wile for a total investment of $502,500.

     We have entered into a loan agreement with E-Capital which is acting on behalf of Amery Associates Inc., Arrendadora Solarsa S.A., Butternut Capital Limited, Cannon Equity Limited, Corporate Solutions Limited, Greensted Equities Limited, International Shareholdings Corp., Seismic Investments Limited and Strathglen Capital Limited, all of whom are thinWEB shareholders and clients of Lines Overseas Management Limited. In March 1999 prior to the loan agreement, we issued 4,000,000 common shares to these lenders for nominal consideration based on their undertaking to provide such financing.

     The loan agreement set up a two part credit facility for borrowing up to $898,600 ($1,335,000 CDN). One part of the credit facility provided us with an interest free loan of $252,400 ($375,000 CDN), which was to be repaid from the proceeds of our first significant financing event. This loan has been repaid in its entirety.

     The second part of the E-Capital credit facility allows us to borrow up to $646,20 ($960,000 CDN) on an as needed basis at an interest rate of 12% per annum. Interest on this facility is calculated and payable monthly at the rate of 1% per month on the outstanding balance. We have the option of repaying the accrued interest monthly or adding the accrued interest to the outstanding balance. The outstanding balance of this facility shall become due and payable upon completion of a significant financing event. However, at the time that any securities are issued pursuant to a significant financing event, E-Capital has the option to convert all or any portion of the outstanding balance of this credit facility into securities of thinWEB on the same terms and conditions as the securities which are issued pursuant to the significant financing event. We borrowed $243,437 ($361,665 CDN) under this facility but repaid the entire amount.

     E-Capital will be issued, for no additional consideration, common stock purchase warrants equal to the largest amount drawn down under the interest-bearing facility divided by the price of our common stock issued pursuant to a significant financing event. Such warrants will be exercisable at a per share price equal to the price at which our common stock is issued pursuant to such significant financing event for an exercise period of one year from the date of closing of such transaction.

     E-Capital has also been involved in identifying applicable government financing an financial assistance programs for which we may be eligible. We have agreed to reimburse all of E-Capital's approved expenses.

     On August 31, 1999, E-Capital, further to a corporate reorganization, assigned its contract with us to an affiliated company, E-Capital Investment Inc. E-Capital Management Inc. and E-Capital Investment Inc. are both owned by The Greg Wilson Family Trust.

Agreements with Lines Overseas Management Limited

     We have entered into a Private Placement Agreement with Lines Overseas Management Limited, a registered broker-dealer based in Hamilton, Bermuda, pursuant to which Lines has agreed to act as our placement agent, on a best efforts basis, in connection with an offshore private placement of common stock and warrants with certain non-US institutions and high net worth individuals pursuant to Regulation S of the Securities Act. We anticipate that this offering will commence shortly after our pending registration statement on Form SB-2 becomes effective. The offering will consist of a minimum of 1,000,000 units at a price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share for a two year period at $7.00. If successful, the minimum proceeds to us from this offering will be $5,000,000. Lines will receive a commission of five percent of the total proceeds of the offering with the option to receive the commission in units instead of cash. We have agreed to use our best efforts to file a registration statement with the SEC with respect to the common shares placed in this offering within 60 days of completion of the offering.

     Lines has also agreed to provide us with an interim credit facility of up to $2,000,000 through its affiliate, Gateway Research Management Group Ltd. The credit facility will bear interest at the rate of 12% per annum. To date, we have borrowed $1,500,000 under the facility. This loan shall be repaid out of the proceeds of the offshore offering or, at the option of Lines, the outstanding balance can be applied towards the purchase of units in the offshore offering. This loan is to be secured by a lien on all of our assets.

Joint Venture with Innovium Capital Corp.

     We are a party to a joint venture with Innovium Capital Corp. pursuant to which each of us owns a 50% interest in NoTime Wireless Corp, a Canadian corporation established in October 1999. The joint venture was organized for the purpose of further developing our ThinAccess software for sales to the wireless database access market. James Anthony, the chairman of our board, is a former director of Innovium.

     As part of the joint venture agreement, ThinWeb Software has provided NoTime Wireless with a perpetual license to use and market ThinAccess accordingly. As consideration for this license, NoTime issued ThinWeb Software 1,250,000 shares of capital stock representing a 50% interest in the company and a promissory note in the amount of $841,341 ($1,250,000 CDN), and agreed to pay ThinWeb Software a continuing royalty, payable quarterly, equal to 5% of NoTime's net revenues.

     In consideration for 1,250,000 shares of capital stock representing a 50% interest in NoTime, Innovium paid $841,341 ($1,250,000 CDN). These proceeds were used by NoTime to repay the promissory note in the same amount to ThinWeb Software. Also on December 16, 1999, ThinWeb Software purchased 500,000 units of the capital stock of Innovium (each unit consisting of one common share and one share purchase warrant exercisable for two years from the date of the subscription agreement at an exercise price of $0.35 ($0.50 CDN) each) for cash consideration of $168,268 ($250,000 CDN) and 100,000 of our share purchase warrants as described in the following paragraph. Assuming the share purchase warrants are exercised, we would own approximately 3% of the issued and outstanding common shares of Innovium.

     In addition, on December 16, 1999, we issued to Innovium 100,000 non-transferrable share purchase warrants, which expire on December 15, 2001, exercisable for thinWEB common shares on a one-for-one basis at an exercise price equal to the lower of $5.00 or the lowest price at which we issue equity or convertible securities during this period. These warrants were attributed a value of $256,373 based on the fair value of the Innovium units received net of cash paid.

     As long as ThinWeb Software owns at least 40% of the issued and outstanding shares of NoTime, ThinWeb Software shall manage the day-to-day activities of NoTime, in return for a fee of 2.5% of NoTime's operating costs. Each party shall provide advances to fund operating expenses of NoTime. If a party is unable or unwilling to continue funding operating expenses, that party's interest in NoTime shall be subject to dilution by the other party or a third party, which is prepared to fund operating expenses.

     NoTime shall pay ThinWeb Software a royalty of 5% of net revenues realized, paid quarterly in arrears. These royalties are accrued, but payments will only commence once NoTime has reimbursed to the parties all advances made to NoTime. In addition, ThinWeb Software has agreed to provide certain consulting services to NoTime for additional compensation. James Anthony, the chairman of our board, is a former director of Innovium.

Consulting Agreement with J.S. Anthony & Associates Limited

     We have retained, J.S. Anthony & Co. Ltd., a consulting firm owned by James Anthony, to serve as consultants and, more specifically, to provide advice to us on financing, business strategy and other corporate matters. In consideration for these services, J.S. Anthony receives a monthly fee of $3,250 ($5,000 CDN) and reimbursement of reasonable expenses.

Transactions with TPG Capital Corporation and James Cassidy

     James M. Cassidy is the controlling shareholder of TPG Capital Corporation, one o our shareholders. James Cassidy was the sole officer and director of our predecessor company, Warwick Acquisition Corporation, prior to the share exchange transaction with the thinWEB companies and their shareholders. In consideration of services provided or caused to be provided to us by TPG Capital, we agreed to pay TPG Capital $150,000, of which $125,000 has been paid.

Voluntary Trading Restrictions Agreements with Selling Security Holders

     TPG Capital has entered into a Voluntary Trading Restrictions Agreement with us pursuant to which TPG Capital has agreed not to sell more than 25,000 shares in any 30 day period. Certain other selling security holders owning a total of 1,002,500 shares have also entered into a Voluntary Trading Restrictions Agreement with us pursuant to which each shareholder has agreed not to sell more than 10 percent of the shareholder's shares in any 30 day period.

Severance Arrangement with Gary Hannah

     The employment of Gary Hannah, our former president and chief executive officer, ended effective February 3, 2000. We are presently negotiating a severance package with Mr. Hannah which may involve the redemption of all or a portion of his thinWEB shares.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a) Financial Statements

                - Report of Independent Accountants

                - Consolidated Balance Sheets - December 31, 1999 and 1998

                - Consolidated Statements of Loss and Comprehensive Loss -
                   December 31, 1999 and for the period from April 22, 1998 to
                    December 31,1999

                - Consolidated Statements of Cash Flows - December 31, 1999 and
                   for the period from April 22, 1998 to December 31,1998

                - Consolidated Statements of Shareholders' Equity - December 31,
                   1999 and 1998

                - Notes to Consolidated Financial Statements - December 31, 1999

        3.1     Certificate of Incorporation, filed with the registration
                statement of Warwick Acquisition Corporation on Form 10-SB (file
                no. 0-25419) filed with the Commission on February 19, 1999 and incorporated herein by reference
        3.2     By-Laws of the Company, filed with the registration statement of
                Warwick Acquisition Corporation on Form 10-SB (file no. 0-25419)
                filed with the Commission on February 19, 1999 and incorporated herein by reference
        3.3*    Amendments to Certificate of Incorporation
        3.4**   Certificate of Designation for Series 1 Preferred Shares
        4.1     Share Exchange and Share Purchase Agreement among Warwick

                Acquisition Corporation, Thinweb.com Inc.,ThinWeb Software
                Incorporated, and all of the shareholders of ThinWeb Software
                Incorporated, filed with the Form 8-K of Warwick Acquisition
                Corporation (file no. 0-25419) filed with the Commission on May
                28, 1999, and incorporated herein by reference.
        4.2     Exchange and Voting Agreement among Warwick Acquisition
                Corporation, ThinWeb Software Incorporated, the Trustee, and all
                of the shareholders of ThinWeb Software Incorporated, and all of the shareholders of ThinWeb Software Incorporated, filed with the Form 8-K of Warwick Acquisition Corporation (file no.
                0-25419) filed with the Commission on May 28, 1999, and
                incorporated herein by reference
        10.1**  License Agreement with Sun Microsystems
        10.3**  License Agreement with Cloudscape, Inc.
        10.4**  List of Beneficial Owners of Selling Security Holders
        10.5**  Agreement with E-Capital Management
        10.6*   Employment Agreement with Mr. Cappadocia
        10.7**  Agreement with Brokerwise Communication, Inc.
        10.8*   Joint Venture Agreements with Innovium Capital Corp.
        10.9**  License Agreement with Informix Software, Inc.
        10.10** Loan Agreement with E-Capital Management, Inc.
        10.11*  Private Placement Agreement with Lines Overseas Management
                Limited
        10.12** Stock Option Plan
        10.13*  Employment Agreement with Mr. MacLean
        10.14*  Employment Agreement with Mr. Reid
        10.15*  Employment Agreement with Mr. Enman
        10.16*  Voluntary Trading Restrictions Agreements
        10.17   Cooperative Marketing Agreement with Oracle Corporation


* Incorporated by reference from Amendment No. 2 to Form SB-2 Registration Statement dated February 17, 2000.
** Incorporated by reference from Amendment No. 1 to Form SB-2 Registration Statement dated November 2, 1999.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THINWEB TECHNOLOGIES CORPORATION

                                             By /s/ James Cappadocia
                                             -----------------------
                                             James Cappadocia,
                                             President, Chief Executive
                                             Officer and Director

                                             Date: March 29, 2000

                                             By /s/ George R. Fraser
                                             -----------------------
                                             George R. Fraser,
                                             Chief Financial Officer,
                                             Principal Accounting Officer
                                             and Director

                                             Date: March 29, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                     Date
---------                  -----                     ----

/s/ James S. Anthony       Chairman of the Board     March 29, 2000
--------------------
James S. Anthony

/s/ Bryan C. MacLean       Director                  March 29, 2000
--------------------
Bryan C. MacLean

/s/ J. Gregory Wilson      Director                  March 29, 2000
---------------------
J. Gregory Wilson

/s/ George Pacinelli       Director                  March 29, 2000
--------------------
George Pacinelli
thinWEB Technologies Corporation
(A Development Stage Company)

Consolidated Financial Statements
December 31, 1999

                                                                [LETTERHEAD]
                                                          PricewaterhouseCoopers


March 3, 2000

Auditors' Report

To the Shareholders of
thinWEB Technologies Corporation


We have audited the consolidated balance sheets of thinWEB Technologies Corporation as of December 31, 1999 and 1998 and the consolidated statements of loss and comprehensive loss, cash flows and shareholders' equity for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the periods ended December 31, 1999 and 1998 in accordance with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants
thinWEB Technologies Corporation
(A Development Stage Company)
Consolidated Balance SheetS
--------------------------------------------------------------------------------


                                                          December 31,   December 31,
                                                                 1998            1999
                                                                    $               $
                                                           --------------------------
Assets
Current assets
Cash                                                         427,669           31,566
Amounts receivable from Innovium Capital Corporation          32,868               --
Investment tax credits recoverable (note 4)                       --           65,908
Other current assets (note 5)                                 80,404            5,784
                                                           --------------------------
                                                             540,941          103,258
Investment in Innovium Capital Corporation
      Available for sale securities (note 6)                 266,766               --
      Warrants, at cost (note 7)                             162,832               --
Capital assets (note 8)                                       95,724           10,895
Trademarks                                                     1,232              555
                                                           --------------------------
                                                           1,067,495          114,708
                                                           --------------------------
Liabilities
Current liabilities
Accounts payable and accrued liabilities                     242,180          111,127
Amounts due to shareholders                                       --           21,484
Loans payable (note 9)                                     1,020,142           65,338
Current portion of long-term debt                                 --            2,957
Obligation under capital leases                               13,211               --
                                                           --------------------------
                                                           1,275,533          200,906
Long-term debt                                                    --           13,754
                                                           --------------------------
                                                           1,275,533          214,660
                                                           --------------------------
Commitments (note 10)

Shareholders' Equity

Capital stock issued and outstanding - 17,066,344
  (1998 - 900,000) common shares and 1,500,000
  (1998 -nil) preferred shares (note 11)                       1,857               90
Additional paid in capital                                 8,551,364           32,579
Share subscriptions receivable                               (32,896)         (32,668)
Warrants                                                     271,373               --
Deficit accumulated during the development stage          (9,044,269)        (100,296)
Foreign currency translation adjustments                      44,533              343
                                                           --------------------------
                                                            (208,038)         (99,952)
                                                           --------------------------
                                                           1,067,495          114,708
                                                           --------------------------

Signed on behalf of the Board:

___________________________ Director             ___________________________ Director


thinWEB Technologies Corporation
(A Development Stage Company)
Consolidated Statement of Loss and Comprehensive Loss
--------------------------------------------------------------------------------

                                                                                                      For the period
                                                                      Cumulative                      from April 22,
                                                                  April 22, 1998        Year ended           1998 to
                                                                     to December      December 31,      December 31,
                                                                        31, 1999              1999              1998
                                                                               $                 $                 $
                                                                       ---------------------------------------------
Revenue                                                                    3,568             2,412             1,156
                                                                       ---------------------------------------------
Expenses
Research and development (note 4)                                      3,264,545         3,220,657            43,888
Selling, general and administration                                    3,639,965         3,584,069            55,896
Interest                                                               2,122,528         2,122,528                --
Amortization                                                              20,799            19,131             1,668
                                                                       ---------------------------------------------
                                                                       9,047,837         8,946,385           101,452
                                                                       ---------------------------------------------
Net loss for the period                                                9,044,269         8,943,973           100,296
                                                                       ---------------------------------------------
Other comprehensive income
Foreign currency translation adjustments                                  44,533            44,190               343
                                                                       ---------------------------------------------
Comprehensive loss for the period                                      8,999,736         8,899,783            99,953
                                                                       ---------------------------------------------
Basic and fully diluted loss per
         Common share (note 11)                                                              (0.70)           (28.30)
                                                                                        ----------------------------
Weighted average number of shares outstanding during the period                         12,849,429             3,544
                                                                                        ----------------------------

thinWEB Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                               Cumulative                   For the period
                                                           April 22, 1998     Year ended    from April 22,
                                                              to December   December 31,  1998 to December
                                                                 31, 1999           1999          31, 1998
                                                                        $              $                 $
                                                              --------------------------------------------
Cash flows from (used in)

Operating activities
Net loss for the period                                      (9,044,269)      (8,943,973)        (100,296)
Items not affecting cash:
      Amortization                                               20,799           19,131            1,668
      Shares issued for employee compensation                 4,871,483        4,871,483               --
      Shares issued for financing costs                       2,087,418        2,087,418               --
      Shares and warrants issued for services                   216,316          216,316               --
Net change in non-cash working capital balances related
     to operations (note 13)                                    124,644           84,605           40,039
                                                              -------------------------------------------
                                                             (1,723,609)      (1,665,020)         (58,589)
                                                              -------------------------------------------
Financing activities
Proceeds from (repayment of) long-term debt                          --          (16,966)          16,966
Proceeds from Gateway loan                                    1,000,000        1,000,000               --
Proceeds from (repayment of) loans payable                           --          (66,339)          66,339
Proceeds from E-Capital loan                                    495,829          495,829               --
Repayment of E-Capital loan                                    (495,829)        (495,829)              --
Capital lease repayments                                         (1,434)          (1,434)              --
Issue of common shares                                          578,014          578,013                1
Proceeds from (repayment of) shareholder loans                       --          (20,627)          20,627
                                                              -------------------------------------------
                                                              1,576,580        1,472,647          103,933
                                                              -------------------------------------------
Investing activities
Acquisition of capital assets                                   (99,361)         (86,630)         (12,731)
Acquisition of trademarks                                        (1,189)            (625)            (564)
Proceeds from technology licence transfer to
      NoTime Wireless joint venture                             841,341          841,341               --
Investment in Innovium Capital Corporation
      Common shares and warrants                               (168,268)        (168,268)              --
                                                              -------------------------------------------
                                                                572,523          585,818          (13,295)
                                                              -------------------------------------------
Effect of exchange rate changes in cash                           2,175            2,658             (483)
                                                              -------------------------------------------
Increase in cash during the period                              427,669          396,103           31,566

Cash - Beginning of period                                           --           31,566               --
                                                              -------------------------------------------
Cash - End of period                                            427,669          427,669           31,566
                                                              -------------------------------------------

thinWEB Technologies Corporation
Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------

                                                Common shares                Preferred shares           Additional            Less
                                        --------------------------        ------------------------        paid in    subscriptions
                                                                                                          capital      receivable
                                           Number                $         Number                $              $               $
Shares issued for subscriptions           900,000              90              --              --          32,579         (32,668)
Net loss for the period                        --              --              --              --              --              --
Foreign currency translation
    adjustments                                --              --              --              --              --              --
                                       ---------------------------------------------------------------------------------------------
Balance - December 31, 1998               900,000              90              --              --          32,579         (32,668)
Shares issued for cash                  1,505,000             151              --              --         535,683              --
Shares issued for compensation         10,401,344           1,040              --              --       4,965,246             (51)
Shares issued for financing costs       4,110,000             411              --              --       2,076,800             (27)
Shares issued for a corporate
    reorganization                        150,000              15              --              --          74,985              --
Warrants issued for services                   --              --              --              --              --              --
Warrants issued for investment                 --              --              --              --              --              --
Convertible shares issued for a
    financing arrangement                      --              --       1,500,000             150              --            (150)
Additional paid in capital on
    organization of joint venture              --              --              --              --         866,071              --
Net loss for the period                        --              --              --              --              --              --
Foreign currency translation
    adjustments                                --              --              --              --              --              --
                                       ---------------------------------------------------------------------------------------------
Balance - December 31, 1999            17,066,344           1,707       1,500,000             150       8,551,364         (32,896)
                                       ---------------------------------------------------------------------------------------------

                                                                                  Accumulated
                                                                                        other
                                                                                      compre-
                                                                                      hensive
                                                                                       income
                                                                                  -----------
                                                                     Deficit
                                                                  accumulated          Foreign
                                                                   during the         currency            Total
                                               Warrants           Development      translation     Shareholders'
                                       ---------------------            Stage      adjustments           Equity

                                       Number               $                $                $               $
Shares issued for subscriptions            --              --              --               --               1
Net loss for the period                    --              --        (100,296)              --        (100,296)
Foreign currency translation
    adjustments                            --              --              --              343             343
                                      ------------------------------------------------------------------------
Balance - December 31, 1998                --              --        (100,296)             343         (99,952)
Shares issued for cash                     --              --              --               --         535,834
Shares issued for compensation             --              --              --               --       4,966,235
Shares issued for financing costs          --              --              --               --       2,077,184
Shares issued for a corporate
    reorganization                         --              --              --               --          75,000
Warrants issued for services           50,000          15,000              --               --          15,000
Warrants issued for investment        100,000         256,373              --               --         256,373
Convertible shares issued for a
    financing arrangement                  --              --              --               --              --
Additional paid in capital on
    organization of joint venture          --              --              --               --         866,071
Net loss for the period                    --              --      (8,943,973)              --      (8,943,973)
Foreign currency translation
    adjustments                            --              --              --           44,190          44,190
                                      ------------------------------------------------------------------------
Balance - December 31, 1999           150,000         271,373      (9,044,269)          44,533        (208,038)
                                      ------------------------------------------------------------------------

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------


1    Nature of operations and basis of presentation

     thinWEB Technologies Corporation and its wholly-owned subsidiaries are collectively referred to herein as the "Company". Effective April 22, 1999, Thinweb.com Inc. (formerly 3028184 Nova Scotia Limited), a wholly owned subsidiary of thinWEB Technologies Corporation (formerly Warwick Acquisition Corporation, a Delaware Corporation), acquired all the outstanding common shares of ThinWeb Software Incorporated in exchange for 16,916,344 Class "A" exchangeable, non-voting, participating common shares of Thinweb.com Inc. Each of these Class "A" shares of Thinweb.com Inc. are exchangeable into common shares of thinWEB Technologies Corporation for no additional consideration on or before April 21, 2024. Under the provisions of various agreements between thinWEB Technologies Corporation and Thinweb.com Inc., the holders of the exchangeable shares are entitled to voting, dividend and liquidation rights as if the holder held the equivalent number of common shares in thinWEB Technologies Corporation. In conjunction with these agreements, thinWEB Technologies Corporation has issued 16,916,344 common shares in trust to be issued to the holders of the exchangeable shares upon such exchange. This total number of common shares may be subject to downward adjustment as a result of negotiations described in note 14 (b).

     Prior to April 22, 1999, Warwick Acquisition Corporation did not have any operations and had 5,000,000 common shares issued and outstanding. As part of the transaction, Warwick Acquisition Corporation redeemed and retired 4,850,000 common shares and issued 50,000 warrants for no additional consideration. The warrants, which expire in five years entitle the holder to acquire up to 50,000 common shares of thinWEB Technologies Corporation for $1 per share. For accounting purposes, the acquisition has been treated as an issuance of 150,000 shares and 50,000 warrants by the Company for the services related to the corporate reorganization. These shares and warrants have been attributed a value of $90,000 based on the value of services received.

     The Company is primarily a software research and development company that has not yet commenced commercial operations. All of the Company's operations are in Canada. These statements are prepared on a going-concern basis. There is substantial doubt as to whether or not the Company will be able to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon it obtaining the necessary financing to commercialize and market its products and upon future profitable operations. Like other companies at this stage of development, the Company is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and other risks. The Company plans to raise funds through a public offering of its securities; however, there are no commitments for the public offering and the public offering has not yet been approved by the Securities and Exchange Commission. There can be no assurance that the Company will be successful in raising the required capital to finance operations.

2    Accounting policies

     Financial statement presentation

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of thinWEB Technologies Corporation and its wholly owned subsidiaries.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     Foreign currency translation

     The Company's functional currency is the Canadian dollar. However, the Company's reporting currency is the United States dollar. Assets and liabilities of the Company are translated into United States dollars at period-end exchange rates, and income and expense items are translated at rates approximating the average rates of exchange for the period. Gains and losses resulting from such translation are reported in comprehensive income and the accumulated foreign currency translation adjustment component of shareholder's equity.

     Capital assets and amortization

     Amortization of the following capital assets is calculated using the straight line method at annual rates which will amortize their cost over their estimated useful lives. These rates are:

                Computer hardware                                  3 years
                Computer software                                  1 year
                Office furniture and equipment                     5 years

     Income taxes

     The Company uses the liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes. Deferred income tax assets are evaluated and if realization is not considered more likely than not, a valuation allowance is provided.

     Investment tax credits

     Investment tax credits relating to scientific research and experimental development expenditures are recorded in the accounts in the fiscal period the qualifying expenditures are incurred provided realization of the tax credit is considered more likely than not. Investment tax credits in connection with research and development activities are accounted for using the cost reduction method, which recognizes the credits as a reduction of the cost of the related assets or expenditures.

     Revenue recognition

     The Company records revenue in accordance with the Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" which provide guidance on applying generally accepted accounting principles in recognizing revenue from software transactions.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     The Company records revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

     Research and development

     Research and development costs are charged to expense when incurred, unless, in the opinion of management, the technological feasibility of the product has been established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 - Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("FAS 86"), in which case the costs are capitalized. Capitalization of computer software costs ceases when the product is available for general release. As of December 31, 1999, no computer software costs have been capitalized.

     Stock based compensation

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25 - Accounting for Stock Issued to Employees ("APB 25") and to present the pro forma information that is required by SFAS No. 123 - Accounting for Stock Based Compensation ("FAS 123").

     Use of estimates

     The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results could differ from those estimates.

     Financial instruments

     The fair value of the Company's cash, amounts receivable, investment tax credits recoverable, other current assets, available for sale securities, investments, accounts payable and accrued liabilities, long-term debt, loans payable, amounts due to shareholders and obligation under capital leases approximate their carrying values unless otherwise noted.

3    Recent pronouncements

     In 1998, SFAS No. 133 ("FAS 133") - Accounting for Derivative Instruments and Hedging Activities was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2000 and does not expect the adoption of FAS 133 will be material to the Company's results of operations.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5 - Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 is effective in fiscal years beginning after December 15, 1998 with earlier adoption permitted. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has complied with the requirements of SOP 98-5.

     In 1998, the AICPA issued SOP 98-1 - Accounting for the Costs of Computer Software Purchased for Internal Use, which provides guidance regarding costs associated with the implementation of computer software for internal use. The Company adopted SOP 98-1 during the fiscal year and the adoption did not have a material impact.

4    Investment tax credits recoverable

     For small, closely held Canadian corporations, a credit of approximately 40% of eligible scientific research and experimental development expenditures is available and is refundable in cash if no taxes are owed. For all other Canadian corporations, the credit is reduced to approximately 20% on a non-refundable basis, available only against taxes otherwise payable. Eligible scientific research and experimental development expenditures include direct current and capital costs and allowance for overhead in the amount of 65% of specified salaries and wages.

     The Company is conducting a review of eligible scientific research and experimental development expenditures incurred throughout 1999, and accordingly, no amounts have been applied in the current fiscal period to reduce research and development expenditures or the cost of capital assets. As at December 31, 1998, investment tax credits in the amount of $63,862 had been applied to reduce research and development expenditures and $3,056 had been credited to the cost of capital assets.

5    Other current assets

                                                        1999           1998
                                                           $              $
     Refundable commodity taxes                        64,413         5,430
     Prepaid expenses                                  12,526           354
     Other                                              3,465            --
                                                       --------------------
                                                       80,404         5,784
                                                       --------------------


6    Available for sale securities

     On December 16, 1999, the Company purchased 500,000 common shares of the capital stock of Innovium Capital Corporation ("Innovium") valued at $266,766 (CDN $385,000). Innovium is a publicly listed company with its shares trading on the Montreal Stock Exchange. The Company is accounting for its interest in the Innovium common shares as available for sale securities, and accordingly, carries the investment on its balance sheet as an asset valued at fair value as of the balance sheet date.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

7    NoTime Wireless Corporation joint venture

     On September 10, 1999, the Company entered into a Memorandum of Agreement with Innovium Capital Corporation ("Innovium") to establish a joint-venture corporation - NoTime Wireless Corp. ("NoTime") owned equally by the two parties.

     NoTime was incorporated on October 21, 1999. On December 15, 1999, the Company transferred to NoTime an exclusive perpetual license for thinAccess, a proprietary software application for the wireless access market, in return for 1,250,000 Class A common shares of NoTime and a promissory note in the amount of $841,341 (CDN $1,250,000). On December 16, 1999, Innovium acquired 1,250,000 Class B common shares of NoTime, representing a 50% interest in NoTime, for cash consideration of $841,341 (CDN $1,250,000). NoTime then repaid the promissory note.

     Also on December 16, 1999, the Company purchased 500,000 units of the capital stock of Innovium (each unit consisting of one freely tradeable common share (as described in note 6) and one share purchase warrant exercisable for two years from the date of the subscription agreement at an exercise price of $0.35 (CDN $0.50) each) for cash consideration of $168,268 (CDN $250,000) and 100,000 share purchase warrants of the Company as described in the following paragraph. Assuming the share purchase warrants are exercised, the Company would own approximately 3% of the issued and outstanding common shares of Innovium. The warrants are carried at their historical cost of $162,832, which was their estimated fair value on December 16, 1999.

     In addition, on December 16, 1999, the Company issued to Innovium 100,000 non-transferrable share purchase warrants, which expire on December 15, 2001, exercisable for common shares of the Company on a one-for-one basis at an exercise price equal to the lower of $5.00 or the lowest price at which the Company issues equity or convertible securities during this period. These warrants were attributed a value of $256,373 based on the fair value of the Innovium units received net of cash paid.

     As long as the Company owns at least 40% of the issued and outstanding shares of NoTime, the Company shall manage the day-to-day activities of NoTime, in return for a fee of 2.5% of NoTime's operating costs. Each party shall provide advances to fund operating expenses of NoTime. If a party is unable or unwilling to continue funding operating expenses, that party's interest in NoTime shall be subject to dilution by the other party or a third party, which is prepared to fund operating expenses.

     NoTime shall pay the Company a royalty of 5% of net revenues realized, paid quarterly in arrears. These royalties are accrued, but payments will only commence once NoTime has reimbursed to the parties all advances made to NoTime. NoTime had no revenues during its initial operating period in the fiscal period ended December 31, 1999.

     The Company has not recorded its portion of the gain on the transfer of the licence for thinAccess to NoTime as this transfer did not result in a culmination of the earnings process. In addition, the Company has recorded as additional paid in capital that portion of the gain related to the transfer of a 50% interest in NoTime to Innovium, as the Company has an on-going funding requirement for future research and development to be conducted by NoTime. Additional funding advanced to NoTime, including $32,868 during the period ended December 31, 1999, is charged to research and development expense as incurred.

8    Capital assets

                                                                        1999
                                               -----------------------------
                                                       Accumulated
                                                Cost  Amortization       Net
                                                   $            $          $
     Computer hardware                         66,268     12,148     54,120
     Computer software                          7,772      4,717      3,055
     Office furniture and equipment            43,119      4,570     38,549
                                               -----------------------------
                                              117,159     21,435     95,724
                                               -----------------------------

                                                                        1998
                                               -----------------------------
                                                       Accumulated
                                                Cost  Amortization       Net
                                                   $            $          $
     Computer hardware                          9,618        913      8,705
     Computer software                          1,567        595        972
     Office furniture and equipment             1,353        135      1,218
                                               -----------------------------
                                               12,538      1,643     10,895
                                               -----------------------------

9    Loan payable


                                                                          1999         1998
                                                                              $           $
     Gateway Research Management Group Ltd. loan payable,
      authorized amount of $2,000,000, bearing interest at the
      of 12% payable monthly, repayable June 30, 2000 or
       rate upon a Significant Financing Event                         1,020,142          --

     Other                                                                   --      65,338
                                                                      ---------------------

                                                                      1,020,142      65,338
                                                                      ---------------------


     The lenders may, at their sole option, elect to convert all, or any portion of the outstanding amount, including interest, into common shares of the Company on the same terms and conditions as such securities are issued pursuant to a Significant Financing Event, if any (see note 14 (a)). As at December 31, 1999, the loan payable balance is comprised of principal advances of $1,000,000 plus accrued interest capitalized of $20,142.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

10   Commitments

     The minimum annual payments under long-term agreements for premises are as follows:

                                                                              $
           Year ending December 30, 2000                                 99,800
                                    2001                                 17,300


11   Capital stock

     Authorized

     100,000,000 common shares, of the par value of $0.0001 each 20,000,000 preferred shares, of the par value of $0.0001 each

     Common shares

     Shares subscribed for have been recorded at the value received for the shares which is considered to be fair value. Shares issued for compensation, financing costs, and a corporate reorganization were issued at nominal values. These issues have been recorded at the price established through cash sales of shares to arms' length parties which occurred within 14 days of these issues. The excess of the recorded value of the shares over the nominal issue price is recorded as compensation, financing and professional fees expense over the estimated term of the related service.

     During the current period, the Company issued 4,000,000 common shares at nominal values to E-Capital Management Inc. ("E-Capital") for a commitment to provide debt financing until such time as the Company has raised funds pursuant to a major private placement, public offering or other significant financing event ("Significant Financing Event"), if any. These shares have been recorded at the price established through an unrelated arm's length transaction which occurred within 14 days of the date the shares were issued. The excess of the fair value of the shares over the nominal issue price has been charged to interest expense during the current period.

     Preferred shares

     The preferred shares issued and outstanding as of December 31, 1999 are convertible into common shares of the Company on a share-for-share basis at any time prior to June 30, 2000, provided the holders are instrumental in arranging financing for the Company of not less than $5,000,000. Starting June 30, 2000, the Company may redeem any of the outstanding preferred shares at a redemption price of $0.0001 per share. As the preferred shares are convertible only if the holders are instrumental in arranging financing of not less than $5,000,000, the beneficial conversion feature will be valued at that time and recorded as a cost of financing.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------


     Warrants

     As described in note 1, on April 22, 1999 the Company issued 50,000 warrants in connection with the transaction on that date. These warrants, which expire in five years, entitle the holder to acquire up to 50,000 common shares of the Company for $1.00 per share. These warrants were attributed a value of $15,000 based on the value of the services received.

     Under the terms of the E-Capital agreement described herein, E-Capital shall have issued to them, for no additional consideration, certain share purchase warrants of the Company. These warrants will be exercisable on the basis of one warrant for one common share, at a strike price equal to the price at which the Company shares are issued pursuant to a Significant Financing Event, for a period of one year from the closing of such event. As these warrants will be issued upon a Significant Financing Event, if any, they will be valued at that time and recorded as a cost of financing.

     In connection with the NoTime Wireless joint venture transaction described in note 7, the Company issued to Innovium 100,000 non-transferable share purchase warrants. These warrants expire on December 15, 2001 and are exercisable for common shares of the Company on a one-for-one basis at an exercise price equal to the lower of $5.00 or the lowest price at which the Company issues equity or convertible securities during this period. These warrants were attributed a value of $256,373 based on the fair value of the Innovium units received net of cash paid.

     Basic and fully diluted loss per share

     The calculations of the loss per common share are based on the weighted average number of shares outstanding during the period. All warrants and proposed options have been excluded from the calculation of fully diluted loss per share as the impact of their exercise is anti-dilutive in both the period ended December 31, 1999 and 1998.

     Employee stock option plan

     On July 13, 1999, the Board of Directors approved the Company's Stock Option Plan (the "Plan") for key employees, directors and officers of the Company subject to the approval of the Company's shareholders, which was received prior to December 31, 1999. The total number of shares to be made available under the Plan shall not exceed 17% of the Company's common shares. The exercise price of the shares to be purchased pursuant to stock options granted under the Plan shall be not less than the price permitted by the applicable regulations and policies of any stock exchange or exchanges upon which any securities of the Company may from time to time be listed and of any applicable regulatory authorities. Options to be granted under the Plan shall be for a term not exceeding five years. As at December 31, 1999, the Company had committed, subject to approval by the Company's shareholders (see note 14 (d)), to issue a total of 2,059,500 options.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------


12   Income taxes

     A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:


                                                                                      1999           1998
                                                                                         $              $
     Expected statutory rate (recovery)                                                (44%)          (44%)

     Expected recovery of income tax                                            (3,946,000)       (42,100)
     Permanent differences relating to share issuances recorded at fair value    3,160,500             --
     Temporary differences for which no tax benefit was recognized                 229,400             --
     Temporary differences for which no accounting benefit was recognized               --        (19,400)
     Benefit of losses not recognized                                              556,100         61,500
                                                                                -------------------------
     Provision for income taxes                                                         --             --
                                                                                -------------------------


     The primary temporary differences which gave rise to deferred taxes are as follows:

                                                                   1999        1998
                                                                      $           $
     Deferred tax assets:
     Net operating loss carry forwards                          617,600      61,500
     Capital gain on transfer of technology to joint venture    286,600          --
     Less:  valuation allowance                                (893,200)    (42,100)
                                                               --------------------
                                                                 11,000      19,400
                                                               --------------------
     Deferred tax liabilities:
     Investment tax credits                                          --      19,400
     Depreciation and amortization                               11,000          --
                                                                -------------------
                                                                 11,000      19,400
                                                                 ------------------
     Net deferred tax assets (liabilities)                           --          --
                                                                 ------------------


     The valuation allowance for deferred taxes is required due to the Company's operating history and management's assessment of various uncertainties related to their future realization.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------


13   Net change in non-cash working capital balances related to operations

                                                                            1999        1998
                                                                               $           $
     Increase in amounts receivable from Innovium Capital Corporation    (31,929)         --
     Decrease (increase) in investment tax credits recoverable            67,894     (66,918)
     Increase in other current assets                                    (72,149)     (5,873)
     Increase in accounts payable and accrued liabilities                120,789     112,830
                                                                         -------------------
                                                                          84,605      40,039
                                                                         -------------------


14   Subsequent events

     a) On January 31, 2000, the Company entered into a Private Placement Agreement with Lines Overseas Management Limited ("Lines"), an affiliate of Gateway Research Management Group Ltd. ("Gateway"). The private placement contemplated by this agreement is to consist of a minimum of 1,000,000 units of the Company's securities and will be conducted on a best-efforts basis. Any election by Gateway to convert its loan into equity (see note 9) may serve to reduce Lines' commitment under the Private Placement Agreement by a like amount. Each unit shall cost $5.00 and consist of one share of common stock and one warrant to purchase an additional share for a two-year period at $7.00. The Company will pay Lines a commission equal to 5% of the total proceeds of the private placement. As at the date of these financial statements, no funds have been raised under this Private Placement Agreement.

     b) On February 3, 2000, the Company terminated the employment of its Chief Executive Officer. The Company is currently negotiating the final terms of his severance package including the adjustment, if any, to his equity interest in the Company.

     c) On February 3, 2000, the Company appointed a new Chief Executive Officer. As part of the terms of the employment agreement, the Chief Executive Officer was issued 950,000 common shares of the Company from treasury for nominal consideration. Of these shares, 315,000 vest immediately and the remainder will vest in eight equal quarterly instalments. Additionally, the new Chief Executive Officer is entitled to options on 300,000 common shares of the Company to be issued at such time as the shares become publicly traded, at a strike price equal to $5.00.

     d) On March 7, 2000, the Board of Directors fixed the exercise price of the options described in note 11 at $5.00. In addition, the Board of Directors proposed that options will vest effective upon the starting employment date as to 1/3 of the options, with another 1/3 vesting on the first anniversary of employment and the remaining 1/3 to vest on the second anniversary of employment, provided that no options are to be exercisable until the 90th day after the Company's shares become publicly traded.