Form 10QSB
period 2000-03-31
THINWEB COM CORP
filed 2000-05-11
CIK 1078725

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              ------------------

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

        Commission File Number: 000-25419


                       THINWEB TECHNOLOGIES CORPORATION



               ------------------------------------------------
                (Name of Small Business Issuer in its Charter)


            DELAWARE                                      52-2102438
            --------                                      ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


Suite 111, Phase 1, 6 Antares Drive, Ottawa, Ontario, Canada      K2E 8A9
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)



                                (613) 225-8446
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [X]    No [ ]


        As of May 1, 2000, there were 17,548,010 shares of the issuer's common stock outstanding.


        Transitional Small Business Disclosure Format (check one): Yes   No X


================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion contains forward-looking statements that involve risks and uncertainties. ThinWEB's actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section. All forward-looking statements included in this document are based on information available to thinWEB on the date hereof, and thinWEB assumes no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and notes included elsewhere herein.

Overview

Our business activity is undertaken through our wholly owned subsidiary, ThinWeb Software Incorporated, with a total of 22 full time employees located in Halifax, Nova Scotia, Ottawa, Ontario and in Toronto, Ontario. We have incurred significant expenses in the areas of research and development associated with the design, development and testing of the code for our core technology and for our first e-commerce software products discussed below. Substantial costs have also been incurred in connection with presentations at industry trade shows, marketing and sales activities, financings and expanded facilities in Halifax and Ottawa. There are no direct comparables in the three-month period ended March 31, 1999.

We have developed a core framework technology and two initial software applications; ThinAccess, designed for organizations that require secure data over the Internet, and WebCrumbs, for organizations that need web metrics and analysis of e-visitor interaction. Through our joint venture subsidiary, NoTime Wireless Corp., ("NoTime") we are also engaged in research and development using our framework to create a third product called ThinSuite that targets companies wanting to provide wireless access to business information and applications. Our unique Java-based core technology enables the rapid development of applications for fast, online data access, mobile and wireless devices, Web analysis and other emerging technologies that require platform independence, swift deployment, flexibility and low cost of implementation.

Our market strategy involves entering into alliance relationships with complementary vendors to cross-market our products and services. These relationships currently include partner agreements with Oracle, Informix, PointBase, Borland-Inprise and Sun Microsystems. Additionally, our market strategy incorporates direct sales initiatives to key vertical market segments (financial, telecommunications, healthcare and transportation), leading portal companies, and B2B e-commerce exchanges. We are also accelerating our market penetration via channel intermediaries such as Application Service Providers
(ASPs), resellers and Software Systems Integrators and have signed reseller agreements with Web Data Solutions, Orion Consulting and Qtech.

Results of operations
Revenues

Although the first minor sale of product occurred in 1998, our product launch announcement took place on August 9, 1999. WebCrumbs was released on February 1, 2000 and our joint venture subsidiary, NoTime, is targeted to release ThinSuite for the wireless data base market on June 30, 2000. Our activities to date have focused on strengthening our senior operational and sales management team, developing software applications and marketing strategies for our new products, preparing for a private placement of common equity and assembling a slate of high profile industry leaders from major telecommunications and high tech corporations in North America to join our Board of Directors.

In early April 2000 the Company and NoTime appointed an experienced Vice President of Sales and Business Development to direct corporate sales efforts of both companies and significantly expand their sales force to meet the growing demand for customized solutions to meet specific customer needs and to focus on selling data communications applications for wireless devices. Nevertheless, as a development stage company, our ability to continue operations is dependent upon generating cash flow through revenues from the sale of our products and arranging alternate sources of debt and equity financing as required.

Research and development expenses

Research and development expenditures amounted to $174,349, of which $43,230 relates to NoTime activities, for the three-month period ended March 31, 2000 as compared to $2,435,537 for the period ended March 31, 1999. The March 31, 1999 expenditure reflects the issuance of common shares at nominal value to employees in the amount of $2,397,638 whereas there is no comparable expense in the quarter ended March 2000. Overall, research and development expenses have increased $136,450 in the March 2000 quarter, largely as a result of the increased cash salary costs, when the non-cash compensation expense is eliminated. Compensation in the form of shares is a non-cash charge against earnings and reflects the cost of attracting highly skilled and qualified personnel.

The NoTime research and development expenditures were incurred in connection with the development of ThinSuite pursuant to the agreement described "joint venture company" below.

Selling, general and administration

Selling, general and administration expenses increased from $1,350,900 in the three months ended March 31, 1999 to $2,076,237 in the comparable period in 2000. The largest component of these costs ($1,298,000 in 1999 and $1,575,000 in 2000) is attributable to the issuance of common shares at nominal value to employees as compensation. The remainder of the increase is attributable to developing a sales, marketing and administrative infrastructure in the new Ottawa, Ontario location and professional services to assist us with the going public registration process.

We appointed a new President and Chief Executive Officer in February 2000 and, in early April 2000, both a Vice President of Sales and Business Development and a Chief Technology Officer all of whom were provided with a combination of shares and stock options as inducements to join our organization.

Interest

The Company incurred financing costs of $33,116 in the three months ended March 31, 2000 in connection with the Gateway Research Management Group Ltd. ("Gateway") loan and incurred only minor costs of a similar nature with other lenders in the comparable period in 1999. The Company financed its operations during 1998 and the first quarter of 1999 by means of shareholder loans and with services contributed freely by founding shareholders and employees.

Liquidity and Capital Resources

The Company had negative working capital of $1,417,450 as at March 31, 2000 compared with $734,592 at December 31, 1999. The proposed private placement discussed below, if completed as contemplated, will strengthen working capital in the 2000 fiscal year by $5,000,000, less the retirement of the Gateway loan which stood at $1,558,815 at March 31, 2000.

The Company experienced overall negative cash flow of $352,634 in the three-month period ended March 31 2000 due primarily to an operating cash loss of $827,962 net of the change in non-cash working capital balances related to operations. Proceeds of $500,000 under the Gateway loan facility had a positive impact on cash flow.

Lines of credit

Lines Overseas Management Limited, ("Lines"), a registered broker-dealer based in Hamilton, Bermuda, has provided us with an interim credit facility of $2,000,000 through its affiliate, Gateway. The credit facility bears interest at the rate of 12% per annum and is secured by a lien on all of our assets. We have borrowed $1,558,815, including accrued interest under this facility as of March 31, 2000 and the loan must be repaid out of the proceeds of the private placement. At the option of Lines, the outstanding balance of the Gateway loan can be retired by applying the balance to the purchase of units in the private placement.

Private placements

Since inception, ThinWeb Software Incorporated has received an aggregate of $578,045 from the private placement of its shares. On January 31, 2000 we entered into a private placement agreement with Lines pursuant to which Lines has agreed to act as our placement agent on a best efforts basis in connection with an offshore private placement of common stock and warrants with certain non-US institutions and high net worth individuals pursuant to Regulation S of the Securities Act. We anticipate that the proceeds from the offering will be received within approximately two weeks of our pending registration statement on Form SB-2 becoming effective. The offering will consist of a minimum of

1,000,000 units at a price of $5 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share for a two year period at $7. If successful, the minimum proceeds to us from this offering will be $5,000,000 before repaying the outstanding Gateway loan discussed above. Lines will receive a commission of five percent of the total proceeds of the offering with the right to receive the commission in units instead of cash. We have agreed to use our best efforts to file a registration statement with the SEC with respect to the common shares placed in this offering within 60 days of completion of the offering.

Joint venture company

On September 10, 1999, the Company entered into a Memorandum of Agreement with Innovium Capital Corporation ("Innovium") to establish a joint-venture corporation, NoTime, to be owned equally by the two parties. Notes 6 and 7 to the financial statements outline the nature of the ownership, financing and royalty obligations of the joint venture company.

NoTime is obligated to pay the Company a royalty of 5% of net revenues realized on the sale of its licensed software products after it has reimbursed all advances from its shareholders. NoTime is currently in the product development stage and accordingly had no revenues from the commencement of activities to date. Under the provisions of the Memorandum of Agreement each shareholder is required to provide advances to fund operating expenses of NoTime or be subject to a dilution of equity interest. The Company has advanced $43,230 to NoTime for its share of the joint operating expenses for the three months ended March 31, 2000 which amount has been included in research and development expenses.

Other

The Company has approximately $2,000,000 in losses for income tax purposes available to reduce future taxable income which begin to expire in 2005. We have no commitments for capital expenditures of a material nature in the near future.

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

                          PART II  OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in securities and Use of Proceeds

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        3.1     Certificate of Incorporation, filed with the registration
                statement of Warwick Acquisition Corporation on Form 10-SB (file
                no. 0-25419) filed with the Commission on February 19, 1999 and incorporated herein by reference
        3.2     By-Laws of the Company, filed with the registration statement of
                Warwick Acquisition Corporation on Form 10-SB (file no. 0-25419)
                filed with the Commission on February 19, 1999 and incorporated herein by reference
        3.3*    Amendments to Certificate of Incorporation
        3.4**   Certificate of Designation for Series 1 Preferred Shares
        4.1     Share Exchange and Share Purchase Agreement among Warwick
                Acquisition Corporation, ThinWeb.com Inc., ThinWeb Software
                Incorporated, and all of the shareholders of ThinWeb Software
                Incorporated, filed with the Form 8-K of Warwick Acquisition
                Corporation (file no. 0-25419) filed with the commission on May
                28, 1999, and incorporated herein by reference.
        4.2     Exchange and Voting Agreement among Warwick Acquisition
                Corporation, ThinWeb Software Incorporated, the Trustee, and all
                of the shareholders of ThinWeb Software Incorporated, and all of the shareholders of ThinWeb Software Incorporated, filed with the Form 8-K of Warwick Acquisition Corporation (file no. 0-
                25419) filed with the Commission on May 28, 1999, and
                incorporated herein by reference
        10.1**  License Agreement with Sun Microsystems
        10.3**  License Agreement with Cloudscape, Inc.
        10.4**  List of Beneficial Owners of Selling Security Holders
        10.5**  Agreement with E-Capital Management
        10.6*   Employment Agreement with Mr. Cappadocia
        10.7**  Agreement with Brokerwise Communication, Inc.
        10.8*   Joint Venture Agreements with Innovium Capital Corp.
        10.9**  License Agreement with Informix Software, Inc.
        10.10** Loan Agreement with E-Capital Management, Inc.
        10.11*  Private Placement Agreement with Lines Overseas Management
                Limited
        10.12** Stock Option Plan
        10.13*  Employment Agreement with Mr. MacLean
        10.14*  Employment Agreement with Mr. Reid
        10.15*  Employment Agreement with Mr. Enman
        10.16*  Voluntary Trading Restrictions Agreements
        10.17***Cooperative Marketing Agreement with Oracle Corporation 10.18***Consulting Agreement with J.S. Anthony & Co. Ltd. 10.19***Software License Agreement with PointBase, Inc. 10.20***Employment Agreement with Alan Guneyler
        10.21***Employment Agreement with James Gillen

* Incorporated by reference from Amendment No. 2 to Form SB-2 Registration Statement dated February 17, 2000.
** Incorporated by reference from Amendment No. 1 to Form SB-2 Registration Statement dated November 2, 1999.
*** Incorporated by reference from Amendment No. 3 to Form SB-2 Registration
    Statement dated April 11, 2000.


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THINWEB TECHNOLOGIES CORPORATION


Date:  May 11, 2000                     By  /s/ James Cappadocia
                                            ----------------------------
                                                James Cappadocia
                                                Chief Executive Officer


Date:  May 11, 2000                     By  /s/ George R. Fraser
                                            ---------------------------
                                                George R. Fraser
                                                Chief Financial Officer

                       PART 1 -- FINANCIAL INFORMATION



Item 1. Financial Statements


thinWEB Technologies Corporation
(A Development Stage Company)
(Unaudited)
Consolidated Interim Balance Sheets
--------------------------------------------------------------------------------

                                                                            March 31,            December 31,
                                                                              2000                  1999
                                                                               $                      $
Assets
Current assets
Cash                                                                            75,035                427,669
Amounts receivable from NoTime Wireless joint venture                           86,495                 32,868
Other current assets (note 5)                                                  148,443                 80,404
                                                                     ----------------------------------------
                                                                               309,973                540,941
Investment in Innovium Capital Corporation
          Available for sale securities (note 6)                               636,395                266,766
          Warrants, at cost (note 7)                                           162,832                162,832
Capital assets (note 8)                                                        100,888                 95,724
Trademarks                                                                       4,092                  1,232
                                                                     ----------------------------------------
                                                                             1,214,180              1,067,495
                                                                     ----------------------------------------

Liabilities
Current liabilities
Accounts payable and accrued liabilities                                       160,402                242,180
Loan payable (note 9)                                                        1,558,815              1,020,142
Obligation under capital leases                                                  8,206                 13,211
                                                                     ----------------------------------------
                                                                             1,727,423              1,275,533
                                                                     ----------------------------------------

Commitments (note 10)

Shareholders' Equity

Capital stock issued and outstanding - 17,381,344 (1999 -
 17,066,344) common shares and 1,500,000 (1999 - 1,500,000)
 preferred shares (note 11)                                                      1,888                  1,857
Additional paid in capital                                                  10,126,333              8,551,364
Share subscriptions receivable                                                 (32,896)               (32,896)
Warrants                                                                       271,373                271,373
Deficit accumulated during the development stage                           (11,310,662)            (9,044,269)
Foreign currency translation adjustments                                        59,204                 44,533
Unrealized gain on available for sale securities                               371,517                      -
                                                                     ----------------------------------------
                                                                              (513,243)              (208,038)
                                                                     ----------------------------------------
                                                                             1,214,180              1,067,495
                                                                     ----------------------------------------

thinWEB Technologies Corporation
(A Development Stage Company)
(Unaudited)
Consolidated Interim Statements of Loss and Comprehensive Loss
--------------------------------------------------------------------------------

                                                             Cumulative
                                                           April 22, 1998       For the three       For the three
                                                            to March 31,        months ended        months ended
                                                                2000           March 31, 2000      March 31, 1999
                                                                  $                   $                   $
Revenue
Product                                                            26,588              23,020                 253
Management fees                                                     1,464               1,464                   -
                                                         --------------------------------------------------------
                                                                    28,052              24,484                253
                                                         --------------------------------------------------------
Expenses
Research and development (note 4)                               3,438,894             174,349           2,435,537
Selling, general and administration                             5,716,202           2,076,237           1,350,900
Interest                                                        2,155,644              33,116               8,545
Amortization                                                       27,974               7,175               1,622
                                                         --------------------------------------------------------
                                                               11,338,714           2,290,877           3,796,604
                                                         --------------------------------------------------------
Net loss for the period                                       (11,310,662)         (2,266,393)         (3,796,351)

Other comprehensive income
Foreign currency translation adjustments                           59,204              14,671                   -
Unrealized gain on available for sale securities                  371,517             371,517                   -
                                                         --------------------------------------------------------
Comprehensive loss for the period                             (10,879,941)         (1,880,205)         (3,796,351)
                                                         --------------------------------------------------------
Basic and fully diluted loss per
        Common share (note 11)                                                          (0.14)              (3.82)
                                                                             ------------------------------------
Weighted average number of shares outstanding during
 the period                                                                        16,770,077             994,167
                                                                             ------------------------------------

thinWEB Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                             Cumulative             For the three       For the three
                                                           April 22, 1998            months ended        months ended
                                                         to March 31, 2000          March 31, 2000      March 31, 1999
                                                                 $                         $                   $
Cash flows from (used in)

Operating activities
Net loss for the period                                       (11,310,662)             (2,266,393)        (3,796,351)
Items not affecting cash:
   Amortization                                                    27,974                   7,175              1,622
   Shares issued for employee compensation                      6,446,388               1,574,969          3,695,468
   Shares issued for financing costs                            2,087,418                       -                  -
   Shares and warrants issued for services                        216,316                       -                  -
   Accrued interest on non-current loan payable                    58,815                  58,815                  -
Net change in non-cash working capital balances related
 to operations (note 12)                                          (77,884)               (202,528)            75,782
                                                         -----------------------------------------------------------
                                                               (2,551,635)               (827,962)           (23,479)
                                                         -----------------------------------------------------------
Financing activities
Proceeds from Gateway loan                                      1,500,000                 500,000                  -
Repayment of loans payable                                              -                       -               (794)
Proceeds from E-Capital loan                                      495,829                       -                  -
Repayment of E-Capital loan                                      (495,829)                      -                  -
Capital lease repayments                                          (15,927)                (14,493)           251,132
Issue of common shares                                            578,045                      31                  -
                                                         -----------------------------------------------------------
                                                                2,062,118                 485,538            250,338
                                                         -----------------------------------------------------------
Investing activities
Acquisition of capital assets                                    (102,790)                 (3,429)            (5,878)
Acquisition of trademarks                                          (4,057)                 (2,868)                 -
Proceeds from technology licence transfer to NoTime
 Wireless joint venture                                           841,341                       -                  -
Investment in Innovium Capital Corporation common
 shares and warrants                                             (168,268)                      -                  -
                                                         -----------------------------------------------------------
                                                                  566,226                  (6,297)            (5,878)
                                                         -----------------------------------------------------------
Effect of exchange rate changes in cash                            (1,674)                 (3,913)               827
                                                         -----------------------------------------------------------
Increase (decrease) in cash during the period                      75,035                (352,634)           221,808

Cash - Beginning of period                                              -                 427,669             31,566
                                                         -----------------------------------------------------------
Cash - End of period                                               75,035                  75,035            253,374
                                                         -----------------------------------------------------------

thinWEB Technologies Corporation
(A Development Stage Company)
Consolidated Interim Statements of Shareholders' Equity
(Unaudited)
--------------------------------------------------------------------------------

                                                           Common shares              Preferred shares
                                                      -----------------------       ---------------------
                                                                                                                 Additional
                                                                                                              paid in capital
                                                        Number             $           Number       $                $
Shares issued for subscription                          900,000            90            -           -             32,579
Net loss for the period                                       -             -            -           -                  -
Foreign currency translation adjustments                      -             -            -           -                  -
                                               ------------------------------------------------------------------------------
Balance - December 31, 1998                             900,000            90            -           -             32,579
Shares issued for cash                                1,505,000           151            -           -            535,683
Shares issued for compensation                       10,401,344         1,040            -           -          4,965,246
Shares issued for financing costs                     4,110,000           411            -           -          2,076,800
Shares issued for a corporate reorganization            150,000            15            -           -             74,985
Warrants issued for services                                  -                          -           -                  -
Warrants issued for investment                                -             -            -           -                  -
Convertible shares issued for a financing
 arrangement                                                  -             -    1,500,000         150                  -
Additional paid in capital on organization of
 joint venture                                                -             -            -           -            866,071
Net loss for the period                                       -             -            -           -                  -
Foreign currency translation adjustments                      -             -            -           -                  -
                                               ---------------------------------------------------------------------------
Balance - December 31, 1999                          17,066,344         1,707    1,500,000         150          8,551,364
Shares issued for compensation                          315,000            31            -           -          1,574,969
Net loss for period                                           -             -            -           -                  -
Foreign currency translation adjustment                       -             -            -           -                  -
Unrealized gain on available for sale
 securities                                                   -             -            -           -                  -
                                               ---------------------------------------------------------------------------
Balance - March 31, 2000                             17,381,344         1,738    1,500,000         150         10,126,333
                                               ---------------------------------------------------------------------------



                                                                            Warrants
                                                                          ------------
                                                                                                      Deficit
                                                                                                    accumulated
                                                      Less                                           during the
                                                  subscriptions                                     Development
                                                   receivable                                          stage
                                                       $                 Number         $                $
Shares issued for subscription                       (32,668)                -           -                  -
Net loss for the period                                    -                 -           -           (100,296)
Foreign currency translation adjustments                   -                 -           -                  -
                                             --------------------------------------------------------------------

Balance - December 31, 1998                          (32,668)                -           -           (100,296)
Shares issued for cash                                     -                 -           -                  -
Shares issued for compensation                           (51)                -           -                  -
Shares issued for financing costs                        (27)                -           -                  -
Shares issued for a corporate reorganization               -                 -           -                  -
Warrants issued for services                               -            50,000      15,000                  -
Warrants issued for investment                             -           100,000     256,373                  -
Convertible shares issued for a financing
 arrangement                                            (150)                -           -                  -
Additional paid in capital on organization of              -                 -           -                  -
 joint venture
Net loss for the period                                    -                 -           -         (8,943,973)
Foreign currency translation adjustments                   -                 -           -                  -
                                                 ----------------------------------------------------------------
Balance - December 31, 1999                          (32,896)          150,000     271,373         (9,044,269)
Shares issued for compensation                             -                 -           -                  -
Net loss for period                                        -                 -           -         (2,266,393)
Foreign currency translation adjustment                    -                 -           -                  -
Unrealized gain on available for sale                      -                 -                              -
 securities
                                                 ----------------------------------------------------------------
Balance - March 31, 2000                             (32,896)          150,000     271,373        (11,310,662)
                                                 ----------------------------------------------------------------












                                                          Accumulated other
                                                        Comprehensive income
                                                   ---------------------------------
                                                                       Unrealized
                                                      Foreign           gain on
                                                     currency         available for           Total
                                                    translation           sale            shareholders'
                                                    adjustments        securities             equity
                                                         $                 $                    $
Shares issued for subscription                             -              -                     1
Net loss for the period                                    -              -              (100,296)
Foreign currency translation adjustments                 343              -                   343
                                                   ----------------------------------------------------
Balance - December 31, 1998                              343              -               (99,952)
Shares issued for cash                                     -              -               535,834
Shares issued for compensation                             -              -             4,966,235
Shares issued for financing costs                          -              -             2,077,184
Shares issued for a corporate reorganization               -              -                75,000
Warrants issued for services                               -              -                15,000
Warrants issued for investment                             -              -               256,373
Convertible shares issued for a financing                  -              -                     -
 arrangement
Additional paid in capital on organization of              -              -
 joint venture                                                                            866,071
Net loss for the period                                    -              -            (8,943,973)
Foreign currency translation adjustments              44,190              -                44,190
                                                   ----------------------------------------------------
Balance - December 31, 1999                           44,533              -              (208,038)
Shares issued for compensation                          -                 -             1,575,000
Net loss for period                                     -                 -            (2,266,393)
Foreign currency translation adjustment               14,671              -                14,671
Unrealized gain on available for sale
 securities                                                -        371,517               371,517
                                                   ----------------------------------------------------
Balance - March 31, 2000                              59,204        371,517              (513,243)
                                                   ----------------------------------------------------

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

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

   Prior to April 22, 1999, Warwick Acquisition Corporation did not have any operations and had 5,000,000 common shares issued and outstanding. As part of the transaction, Warwick Acquisition Corporation redeemed and retired 4,850,000 common shares and issued 50,000 warrants for no additional consideration. The warrants, which expire in five years entitle the holder to acquire up to 50,000 common shares of thinWEB Technologies Corporation for $1 per share. For accounting purposes, the acquisition has been treated as an issuance of 150,000 shares and 50,000 warrants by the Company for the services related to the corporate reorganization. These shares and warrants have been attributed a value of $90,000 based on the value of services received (see note 13 (b)).

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

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

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

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

   The Company records revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

   Research and development

   Research and development costs are charged to expense when incurred, unless, in the opinion of management, the technological feasibility of the product has been established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 - Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("FAS 86"), in which case the costs are capitalized. Capitalization of computer software costs ceases when the product is available for general release. As of March 31, 2000, no computer software costs have been capitalized.

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

   Financial instruments

   The fair value of the Company's cash, amounts receivable, other current assets, investments, accounts payable and accrued liabilities, loans payable, and obligation under capital leases approximate their carrying values unless otherwise noted.

3  Recent pronouncements

   In 1998, SFAS No. 133 ("FAS 133") - Accounting for Derivative Instruments and Hedging Activities was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2000 and does not expect the adoption of FAS 133 will be material to the Company's results of operations.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

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

   The Company is conducting a review of eligible scientific research and experimental development expenditures incurred throughout 1999 and the first quarter of 2000 and accordingly no amounts have been applied in the current fiscal period to reduce research and development expenditures or the cost of capital assets.

5  Other current assets
                                           March 31,             December 31,
                                             2000                    1999
                                               $                      $

   Refundable commodity taxes               78,036                  64,413
   Prepaid expenses                         58,784                  12,526
   Other                                    11,623                   3,465
                                      -----------------------------------------
                                           148,443                  80,404
                                      =========================================
6  Available for sale securities

   On December 16, 1999, the Company purchased 500,000 common shares of the capital stock of Innovium Capital Corporation ("Innovium") valued at $266,766 (CDN $385,000). Innovium is a publicly listed company with its shares trading on the Montreal Stock Exchange. The Company is accounting for its interest in the Innovium common shares as available for sale securities and accordingly carries the investment on its balance sheet as an asset valued at fair value as of the balance sheet date. At March 31, 2000, the value of the Innovium common share investment was $636,395 (CDN$925,000). The unrealized gain on these available for sale securities has been included in comprehensive income for the period.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

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

   As long as the Company owns at least 40% of the issued and outstanding shares of NoTime, the Company shall manage the day-to-day activities of NoTime, in return for a fee of 2.5% of NoTime's operating costs. This fee has been recorded as management fee revenue. Each party shall provide advances to fund operating expenses of NoTime. If a party is unable or unwilling to continue funding operating expenses, that party's interest in NoTime shall be subject to dilution by the other party or a third party, which is prepared to fund operating expenses.

   NoTime shall pay the Company a royalty of 5% of net revenues realized, paid quarterly in arrears. These royalties are accrued, but payments will only commence once NoTime has reimbursed to the parties all advances made to NoTime. NoTime has had no revenues during its initial operating period to date.

   The Company has not recorded its portion of the gain on the transfer of the licence for thinAccess to NoTime as this transfer did not result in a culmination of the earnings process. In addition, the Company has recorded as additional paid in capital that portion of the gain related to the transfer of a 50% interest in NoTime to Innovium, as the Company has an on-going funding requirement for future research and development to be conducted by NoTime. Additional funding advanced to NoTime, of $43,230 during the three-month period ended March 31, 2000, has been charged to research and development expense as incurred.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

8 Capital assets

                                                                                                                     March 31, 2000
                                                                     --------------------------------------------------------------
                                                                                                       Accumulated
                                                                               Cost                    Amortization           Net
                                                                                 $                          $                  $
   Computer hardware                                                          78,035                      16,551             61,484
   Computer software                                                           7,718                       5,443              2,275
   Office furniture and equipment                                             43,595                       6,466             37,129
                                                                     --------------------------------------------------------------

                                                                             129,348                      28,460            100,888
                                                                     --------------------------------------------------------------

                                                                                                                  December 31, 1999
                                                                     --------------------------------------------------------------
                                                                                                       Accumulated
                                                                               Cost                    Amortization            Net
                                                                                 $                          $                   $

   Computer hardware                                                          66,268                      12,148             54,120
   Computer software                                                           7,772                       4,717              3,055
   Office furniture and equipment                                             43,119                       4,570             38,549
                                                                     --------------------------------------------------------------

                                                                             117,159                      21,435             95,724
                                                                     --------------------------------------------------------------

9 Loan payable
                                                                                     March 31,             December 31,
                                                                                       2000                    1999
                                                                                         $                       $
   Gateway Research Management Group Ltd. loan payable, authorized amount of $2,000,000, bearing interest at the rate of 12% payable monthly, repayable June 30, 2000 or upon a Significant Financing
    Event.                                                                           1,500,000               1,000,000

   Accrued interest on Gateway loan                                                     58,815                  20,142
                                                                         ---------------------------------------------

                                                                                     1,558,815               1,020,142
                                                                         ---------------------------------------------

   The lenders may, at their sole option, elect to convert all, or any portion of the outstanding amount, including interest, into common shares of the Company on the same terms and conditions as such securities are issued pursuant to a Significant Financing Event, if any.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------
10 Commitments

   The minimum annual payments under long-term agreements for premises are as follows:

                                                                      $

            Year ending March 31,  2001                            92,000
                                   2002                            31,000
                                   2003                            29,000
                                   2004                             2,000
                                   2005                             2,000


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

   In 1999, the Company issued 4,000,000 common shares at nominal values to E-Capital Management Inc. ("E-Capital") for a commitment to provide debt financing until such time as the Company has raised funds pursuant to a major private placement, public offering or other significant financing event ("Significant Financing Event"), if any. These shares have been recorded at the price established through an unrelated arm's length transaction which occurred within 14 days of the date the shares were issued. The excess of the fair value of the shares over the nominal issue price has been charged to interest expense during the current period.

   During the current period, the Company appointed a new Chief Executive Officer. As part of the terms of the employment agreement, the Chief Executive Officer will be issued a total of 950,000 common shares of the Company from treasury for nominal consideration. Of these shares, 315,000 were issued during the three-month period ended March 31, 2000 and the remainder will vest in eight equal quarterly instalments. These issued shares have been recorded at $5.00 per share.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

   Preferred shares

   The Preferred shares issued and outstanding as of March 31, 2000 are convertible into common shares of the Company on a share-for-share basis at any time prior to June 30, 2000, provided the holders are instrumental in arranging financing for the Company of not less than $5,000,000. Starting June 30, 2000, the Company may redeem any of the outstanding preferred shares at a redemption price of $0.0001 per share. As the preferred shares are convertible only if the holders are instrumental in arranging financing of not less than $5,000,000, the beneficial conversion feature will be valued at that time and recorded as a cost of financing.

   Warrants

   As described in note 1, on April 22, 1999 the Company issued 50,000 warrants in connection with the transaction on that date. These warrants, which expire in five years, entitle the holder to acquire up to 50,000 common shares of the Company for $1.00 per share. These warrants were attributed a value of $15,000 based on the value of the services received (see note 13
   (b)).

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

   Basic and fully diluted loss per share

   The calculations of the loss per common share are based on the weighted average number of shares outstanding during the period. All warrants, proposed options, and non-vested shares have been excluded from the calculation of fully diluted loss per share as the impact of their exercise is anti-dilutive in both the three-month periods ended March 31, 2000 and 1999.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------


   Employee stock option plan

   At March 31, 2000 options had been granted to purchase 2,319,834 common shares in accordance with the Company's Employee Stock Option Plan (the "Plan") all having an exercise price of $5.00. Under the terms of the Plan, the option term may not exceed five years and options will vest one-third on the employment date, one-third on the first anniversary of employment and one-third on the second anniversary of employment, provided that no options are to be exercisable until the 90th day after the shares of the Company become publicly traded. The total number of shares to be made available under the Plan shall not exceed 17% of the Company's common shares.

12 Net change in non-cash working capital balances related to operations

                                                                         For the three        For the three
                                                                          months ended         months ended
                                                                         March 31, 2000       March 31, 1999
                                                                               $                    $

   Increase in amounts receivable from NoTime Wireless joint venture        (53,855)                  -
   Increase in other current assets                                         (68,599)             (8,002)
   Increase (decrease) in accounts payable and accrued liabilities          (80,074)             83,784
                                                                       --------------------------------------

                                                                           (202,528)             75,782
                                                                       --------------------------------------

13 Subsequent events

a) On April 1, 2000, the Company appointed a Chief Technology Officer and a Vice President of Sales and Marketing. As part of the terms of these agreements, the Chief Technology Officer was issued 100,000 common shares and 100,000 options. Of the common shares, 33,333 vested immediately with the remainder vesting in two equal annual instalments commencing 12 months from the date of employment. The Vice President of Sales and Marketing was issued 400,000 common shares and 150,000 options. Of the common shares, 133,333 vested immediately with the remainder vesting in two equal annual instalments commencing 12 months from the date of employment.

b) On April 11, 2000 the Company cancelled the 50,000 warrants associated with the Warrick Acquisition Corporation transaction which is described in note 1. The value attributed to the warrants of $15,000 will be transferred to additional paid in capital.