Form 10KSB/A
period 1999-12-31
THINWEB COM CORP
filed 2000-05-30
CIK 1078725

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------


                              FORM 10-KSB/1A

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


 Suite 111, Phase 1, 6 Antares Drive, Ottawa, Ontario            K2E 8A9
   (Address of Principal Executive Offices)                    (Zip Code)


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


Government Regulation

     We may be deemed to be an investment company and subject to the registration requirements of the Investment Company Act of 1940. Although we believe we are not an investment company under this Act, we are relying on a temporary one-year exemption from such registration requirements. By December 2000, if our holdings of investment securities exceed 40% of our total assets and we have not applied for and obtained an exemptive order from the SEC, we may need to take certain actions, including selling our Innovium holdings, to avoid the registration requirements of such Act. Taking actions to avoid registration under the Investment Company Act may prevent us from successfully executing our business strategy.


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


                                                            Number of                Number of
Date            Shareholder                                Pre-Exchange           Post-Exchange
----            -----------                                 Shares                Shares or Right
                                                            ------                to Direct Vote    Consideration
                                                                                  --------------    -------------
4/14/99         Butternut Capital Limited                   613,000               613,000                    4*
4/14/99         International Shareholdings Corp.           387,000               387,000                    3*
4/14/99         Seismic Investments Ltd.                    577,000               577,000                    4*
4/14/99         Amery Associates Inc.                       473,000               473,000                    3*
4/14/99         Cannon Equity Limited                       398,000               398,000                    3*
4/14/99         Corporate Solutions Limited                 602,000               602,000                    4*
4/14/99         Strathglen Capital Limited                  479,000               479,000                    3*
4/14/99         Greensted Equities Limited                  471,000               471,000                    3*
4/14/99         Arrendadora Solarsa S.A.                    500,000               500,000               83,389*
4/14/99         Transatlantic Co., S.A.                     250,000               250,000                    2*
4/14/99         Cheetah Systems Ltd.                        500,000               500,000                    3*
4/14/99         Shaftesbury Global Limited                  500,000               500,000                    3*
4/14/99         Midland Shareholdings Limited               500,000               500,000                    3*
3/31/99         B. MacLean Family Trust                   2,666,667             2,666,667               16,349*
3/31/99         C. Reid Family Trust                      2,666,667             2,666,667               16,349*
3/31/99         Enman Family Investment Trust             2,666,666             2,666,666               33,130*
3/31/99         J. Smyth Family Trust                       175,000               175,000                    1*
3/31/99         T. MacLean Family Trust                     195,000               195,000                    1*
3/31/99         3024704 Nova Scotia Limited                 891,000               891,000              445,500*
3/31/99         Donald Wile                                 100,000               100,000               50,000*
3/31/99         Everest (Private) Trust Company              14,000                14,000                7,000*
4/7/99          Gary Hannah                               1,181,344             1,181,344                    8*
4/5/99          Paul Landry Sr.                             100,000               100,000                    0*
4/5/99          Paul Landry Jr.                              10,000                10,000                    0*


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

     In conjunction with the foregoing commitment to provide financing, we issued 4,000,000 common shares to the lenders of the A and B credit facility in consideration for their undertaking to provide such financing. For accounting purposes, these shares have been treated as a financing cost and have been attributed a value of $2,087,000, representing 98% of the total financing costs incurred in 1999.


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

Lines of Credit


     Lines Overseas Management Limited, ("Lines"), a registered broker-dealer based in Hamilton, Bermuda, has provided us with an interim credit facility of $2,000,000 through its affiliate, Gateway. The credit facility bears interest at the rate of 12% per annum and is secured by a lien on all of our assets. We have borrowed $1,000,000 under this facility as of December 31, 1999 and the loan must be repaid out of the proceeds of the private placement. At the option of Lines, the outstanding balance at the $5 unit price offered to investors of the Gateway loan can be retired by purchasing units in the offshore private placement at the $5 unit price offered to investors.


Private Placements


     Since inception, ThinWeb Software Incorporated has received an aggregate of $578,014 from the private placement of its shares. On January 31, 2000 we entered into a private placement agreement with Lines pursuant to which Lines has agreed to act as our placement agent on a best efforts basis in connection with an offshore private placement of common stock and warrants with certain non-US institutions and high net worth individuals pursuant to Regulation S of the Securities Act. We anticipate that the proceeds from the offering will be received within approximately two weeks of our pending registration statement on Form SB-2 becoming effective. The offering will consist of a minimum of 1,000,000 units at a price of $5 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share for a two year period at $7. If successful, the minimum net proceeds to us from this offering will be $5,000,000 before repaying the outstanding Gateway loan discussed above. Lines will receive a commission of five percent of the total proceeds of the offering with the right to receive the commission in units instead of cash. We have agreed to use our best efforts to file a registration statement with the SEC with respect to the common shares placed in this offering within 60 days of completion of the offering.

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

        (a) Financial Statements

                - Report of Independent Accountants


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


/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Ottawa, Canada

                - Consolidated Balance Sheets - December 31, 1999 and 1998



thinWEB Technologies Corporation
(A Development Stage Company)
Consolidated Balance SheetS
--------------------------------------------------------------------------------


                                                          December 31,   December 31,
                                                                 1999            1998
                                                                    $               $
                                                           --------------------------
Assets
Current assets
Cash                                                         427,669           31,566
Amounts receivable from Innovium Capital Corporation          32,868               --
Investment tax credits recoverable (note 4)                       --           65,908
Other current assets (note 5)                                 80,404            5,784
                                                           --------------------------
                                                             540,941          103,258
Investment in Innovium Capital Corporation
      Available for sale securities (note 6)                 266,766               --
      Warrants, at cost (note 7)                             162,832               --
Capital assets (note 8)                                       95,724           10,895
Trademarks                                                     1,232              555
                                                           --------------------------
                                                           1,067,495          114,708
                                                           --------------------------
Liabilities
Current liabilities
Accounts payable and accrued liabilities                     242,180          111,127
Amounts due to shareholders                                       --           21,484
Loans payable (note 9)                                     1,020,142           65,338
Current portion of long-term debt                                 --            2,957
Obligation under capital leases                               13,211               --
                                                           --------------------------
                                                           1,275,533          200,906
Long-term debt                                                    --           13,754
                                                           --------------------------
                                                           1,275,533          214,660
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
                                                              -------------------------------------------

                - Consolidated Statements of Shareholders' Equity - December 31,
                   1999 and 1998



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

                - Notes to Consolidated Financial Statements - December 31, 1999


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
                                                       --------------------


6    Available for sale securities

     On December 16, 1999, the Company purchased 500,000 common shares of the capital stock of Innovium Capital Corporation ("Innovium") valued at $266,766 (CDN $385,000). Innovium is a publicly listed company with its shares trading on the Montreal Exchange. Although management does not intend to hold the Innovium common shares for the long term, these securities have not been bought and are not held principally for the purpose of selling them in the near term. Accordingly, in accordance with SFAS No. 115 the Company is accounting for its interest in the Innovium common shares as available for sale securities, and accordingly, carries the investment on its balance sheet as an asset valued at fair value as of the balance sheet date.

     In addition, primarily as a result of its investment in Innovium, the Company may be deemed to be an investment company and subject to the registration requirements of the Investment Company Act of 1940. Although the Company believes it is not an investment company under this Act, it is relying on a temporary one-year exemption from such registration requirements. By December 2000, if the Company's holdings of investment securities exceed 40% of its total assets and it has not applied for and obtained an exemptive order from the SEC, it may need to take certain actions, including selling its Innovium holdings, to avoid the registration requirements of such Act.

     Should the Company be unable to avoid the registration requirements of such Act, it would be required to comply with Article 6 of Regulation S-X in the preparation of its financial statements. This could result in, among other things, substantial changes to the carrying value of certain assets and in the presentation of the results of its operations, particularly as to the inclusion of unrealized gains or losses on its Innovium investment in ordinary income instead of comprehensive income.

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

     During the current period, the Company issued 4,000,000 common shares at nominal values to Amery Associates Inc., Arrendadora Solarsa S.A., Butternut Capital Limited, Cannon Equity Limited, Corporate Solutions Limited, Greensted Equities Limited, International Shareholdings Corp., Seismic Investments Limited and Strathglen Capital Limited for a commitment to provide debt financing until such time as the Company has raised funds pursuant to a major private placement, public offering or other significant financing event ("Significant Financing Event"), if any. These shares have been recorded at the price established through an unrelated arm's length transaction which occurred within 14 days of the date the shares were issued. The excess of the fair value of the shares over the nominal issue price has been charged to interest expense during the current period.

     Preferred shares

     The preferred shares issued and outstanding as of December 31, 1999 are convertible into common shares of the Company on a share-for-share basis at any time prior to June 30, 2000, provided the holders are instrumental in arranging financing for the Company of not less than $5,000,000. Starting June 30, 2000, the Company may redeem any of the outstanding preferred shares at a redemption price of $0.0001 per share. As the preferred shares are convertible only if the holders are instrumental in arranging financing of not less than $5,000,000, the beneficial conversion feature will be valued at that time and recorded as a cost of financing based on the issue price of that financing (see note 14(a)).

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
--------------------------------------------------------------------------------


12   Income taxes

     A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:


                                                                                      1999           1998
                                                                                         $              $
     Expected statutory rate (recovery)                                                (44%)          (44%)

     Expected recovery of income tax                                            (3,946,000)       (42,100)
     Permanent differences relating to share issuances recorded at fair value    3,160,500             --
     Temporary differences for which no tax benefit was recognized                 229,400             --
     Temporary differences for which no accounting benefit was recognized               --        (19,400)
     Benefit of losses not recognized                                              556,100         61,500
                                                                                -------------------------
     Provision for income taxes                                                         --             --
                                                                                -------------------------


     Net operating loss carryforwards for income tax purposes are available to reduce future taxable income and expire as follows:

                        2005                            $ 61,500
                        2006                             556,100

     The primary temporary differences which gave rise to deferred taxes are as follows:

                                                                   1999        1998
                                                                      $           $
     Deferred tax assets:
     Net operating loss carry forwards                          617,600      61,500
     Capital gain on transfer of technology to joint venture    286,600          --
     Less:  valuation allowance                                (893,200)    (42,100)
                                                               --------------------
                                                                 11,000      19,400
                                                               --------------------
     Deferred tax liabilities:
     Investment tax credits                                          --      19,400
     Depreciation and amortization                               11,000          --
                                                                -------------------
                                                                 11,000      19,400
                                                                 ------------------
     Net deferred tax assets (liabilities)                           --          --
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

     c) On February 3, 2000, the Company appointed a new Chief Executive Officer. As part of the terms of the employment agreement, the Chief Executive Officer was issued 950,000 common shares of the Company from treasury for nominal consideration. Of these shares, 315,000 vest immediately and the remainder will vest in eight equal quarterly instalments. These shares will be recorded as compensation expense based on the fair value of the common shares at the time they are issued. Additionally, the new Chief Executive Officer is entitled to options on 300,000 common shares of the Company to be issued at such time as the shares become publicly traded, at a strike price equal to $5.00.

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

     George R. Fraser, C.A. has served as our chief financial officer and a director since August 16, 1999. Since 1997, Mr. Fraser has served as vice president of Fraser Financial Consultants, an Oakville, Ontario based private company providing specialized financial services to public corporations on mergers and acquisitions and international treasury financing. From 1995 to 1997, Mr. Fraser was president of TRC Sports Medical Products Inc., a private company located in Toronto, Ontario engaged in the distribution of strength and cardiovascular equipment (StairMaster, Quinton and Cybex) and related health products across Canada. From 1988 to 1993, he was chief financial officer and corporate secretary of Crowntek Business Centres Inc. in Toronto, which was the largest privately owned Canadian distributor of IBM and Compaq computer equipment and related software. Prior to that, from 1984 to 1987 Mr. Fraser was treasurer of Bow Valley Resource Services Ltd. in Calgary, Alberta, a public company engaged in land and offshore drilling, heavy truck manufacturing and waste management operations. From 1974 to 1984 he was employed in several positions, the last of which was as assistant treasurer, at Cominco Inc., the Vancouver, British Columbia based multinational producer of zinc, lead, copper, precious metals and chemicals. Mr. Fraser began his professional career with Price

Waterhouse, where he obtained his Chartered Accountant designation in Manitoba in 1962 and was employed as a Manager of Taxation Services when he left in 1974.

     J. Gregory Wilson has served as a director since November 1999. Mr. Wilson is the president of E-Capital Investment Inc. which he founded in 1998. E-Capital is a venture capital firm that provides funding, incubator services and strategic consulting for emerging-growth companies. From 1994 until 1998, Mr. Wilson worked as an investment advisor in Ottawa, Canada with the brokerage firms of ScotiaMcLeod and Midland Walwyn (now Merrill Lynch Canada), where his client base consisted of high net worth individuals, financial institutions, and corporations. From 1992 until 1994, Mr. Wilson was a business development consultant for Programmed Communications, a Canadian corporate communications company, specializing in IPO's and annual shareholder meetings. Mr. Wilson received his degree in economics and finance from Queens University in Kingston, Ontario in 1985. Mr. Wilson has completed the Canadian Investment Management
(CIM) Program administered by the Canadian Securities Institute and has been awarded the Fellowship of the Canadian Securities Institute (FCSI) designation.

     Donald Woodley has served as a director since March 2000. Since October 1999, he has served as president of The Fifth Line Enterprise, a consulting firm engaged in providing strategic advisory services to the Canadian information technology industry. From February 1997 to October 1999, Mr Woodley served as president and general manager of Oracle Corporation Canada, Inc. where he was responsible for profit and loss and operations of Oracle Corporation's Canadian subsidiary. From September 1987 to January 1997, he served as president and general manager of Compaq Canada, Inc. where he was responsible for profit and loss and operations of Compaq 's Canadian subsidiary. Mr. Woodley received an MBA in 1970 from the University of Western Ontario and a degree in Business Communications in 1967 from the University of Saskatchewan. He currently serves on the board of directors of the following companies and associations in addition to thinWEB: BCT.Telus Corporation Inc., Star Data Systems Inc., Delano Technology Corporation, Intellitactics Inc., GemhouseOnline.com Inc., ITAC - The Information Technology Association of Canada (member of board of governors) and The Stratford Festival of Canada (vice chair of board of governors).

     George A. Pacinelli has served as a director since March 2000. Since 1998, he has served as president of Experience Total Communications Inc. ("ETC") which provides consulting services to clients in all areas of communications, including local/long distance, voice/data networking, cellular/wireless, internet access, structured cable systems and computer telephony platforms. At ETC, he was responsible for sales activities in voice, data and wireless communications products and services. From 1996 to 1998, Mr. Pacinelli served as a vice president of sales at Claricom where he was responsible for sales of telecommunications products and services in the southeast United States. From 1994 to 1996, Mr. Pacinelli was a regional sales manager for Executone Business Solutions, Inc. where he was responsible for the Florida sales organization. Mr. Pacinelli received a BS in Business Administration from the University of Florida, Gainesville in 1980.



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

     The information given in this table

     (1) is based on 17,381,344 shares of our common stock outstanding as of March 30, 2000,

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

Transactions with TPG Capital Corporation and James Cassidy

     James M. Cassidy is the controlling shareholder of TPG Capital Corporation, one of our shareholders. James Cassidy was the sole officer and director of our predecessor company, Warwick Acquisition Corporation, prior to the share exchange transaction with the thinWEB companies and their shareholders. In consideration of services provided or caused to be provided to us by TPG Capital, we agreed to pay TPG Capital $150,000, of which $125,000 has been paid.

Voluntary Trading Restrictions Agreements with TPG Capital and Certain Other Security Holders

     TPG Capital has entered into a Voluntary Trading Restrictions Agreement with us pursuant to which TPG Capital has agreed not to sell more than 25,000 shares in any 30 day period. Certain other security holders owning a total of 1,105,000 shares have also entered into a Voluntary Trading Restrictions Agreement with us pursuant to which each shareholder has agreed not to sell more than 10 percent of the shareholder's shares in any 30 day period.

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

                                             Date: May 30, 2000

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

                                             Date: May 30, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                     Date
---------                  -----                     ----

/s/ James S. Anthony       Chairman of the Board     May 30, 2000
--------------------
James S. Anthony

/s/ Bryan C. MacLean       Director                  May 30, 2000
--------------------
Bryan C. MacLean

/s/ J. Gregory Wilson      Director                  May 30, 2000
---------------------
J. Gregory Wilson

/s/ George Pacinelli       Director                  May 30, 2000
--------------------
George Pacinelli

/s/ Donald Woodley         Director                  May 30, 2000
--------------------
Donald Woodley