Form 10QSB/A
period 2000-03-31
THINWEB COM CORP
filed 2000-05-30
CIK 1078725

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              ------------------

                                 FORM 10-QSB/A


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

Lines of Credit

Lines Overseas Management Limited, ("Lines"), a registered broker-dealer based in Hamilton, Bermuda, has provided us with an interim credit facility of $2,000,000 through its affiliate, Gateway. The credit facility bears interest at the rate of 12% per annum and is secured by a lien on all of our assets. We have borrowed $1,558,815, including accrued interest under this facility as of March 31, 2000 and the loan must be repaid out of the proceeds of the private placement. At the option of Lines, the outstanding balance of the Gateway loan can be retired by applying the balance to the purchase of units in the private placement at the $5 unit price offered to investors.

Private Placements

Since inception, ThinWeb Software Incorporated has received an aggregate of $578,045 from the private placement of its shares. On January 31, 2000 we entered into a private placement agreement with Lines pursuant to which Lines has agreed to act as our placement agent on a best efforts basis in connection with an offshore private placement of common stock and warrants with certain non-US institutions and high net worth individuals under Regulation S of the Securities Act. We anticipate that the proceeds from the offering will be received within approximately two weeks of our pending registration statement on Form SB-2 becoming effective. The offering will consist of a minimum of

1,000,000 units at a price of $5 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share for a two year period at $7. If successful, the minimum net proceeds to us from this offering will be $5,000,000 before repaying the outstanding Gateway loan discussed above. Lines will receive a commission of five percent of the total proceeds of the offering with the right to receive the commission in units instead of cash. We have agreed to use our best efforts to file a registration statement with the SEC with respect to the common shares placed in this offering within 60 days of completion of the offering.

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



                                        THINWEB TECHNOLOGIES CORPORATION


Date:  May 30, 2000                     By  /s/ James Cappadocia
                                            ----------------------------
                                                James Cappadocia
                                                Chief Executive Officer


Date:  May 30, 2000                     By  /s/ George R. Fraser
                                            ---------------------------
                                                George R. Fraser
                                                Chief Financial Officer

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

   These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of the Company's management, necessary to a fair statement of results for these interim periods.

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

   During the current period, the Company appointed a new Chief Executive Officer. As part of the terms of the employment agreement, the Chief Executive Officer will be issued a total of 950,000 common shares of the Company from treasury for nominal consideration. Of these shares, 315,000 were issued during the three-month period ended March 31, 2000 and the remainder will vest in eight equal quarterly instalments. These issued shares have been recorded at $5.00 per share based on their fair market value at the time of issuance. Similarly, the remainder of shares vesting quarterly will be recorded as compensation expense based on their fair market value at the time of issuance.

thinWEB Technologies Corporation
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------

   Preferred shares

   The Preferred shares issued and outstanding as of March 31, 2000 are convertible into common shares of the Company on a share-for-share basis at any time prior to June 30, 2000, provided the holders are instrumental in arranging financing for the Company of not less than $5,000,000. Starting June 30, 2000, the Company may redeem any of the outstanding preferred shares at a redemption price of $0.0001 per share. As the preferred shares are convertible only if the holders are instrumental in arranging financing of not less than $5,000,000, the beneficial conversion feature will be valued at that time and recorded as a cost of financing based on the issue price of that financing.

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
                                                                       --------------------------------------

13 Subsequent events

a) On April 1, 2000, the Company appointed a Chief Technology Officer and a Vice President of Sales and Marketing. As part of the terms of these agreements, the Chief Technology Officer was issued 100,000 common shares and 100,000 options. Of the common shares, 33,333 vested immediately with the remainder vesting in two equal annual instalments commencing 12 months from the date of employment. The Vice President of Sales and Marketing was issued 400,000 common shares and 150,000 options. Of the common shares, 133,333 vested immediately with the remainder vesting in two equal annual instalments commencing 12 months from the date of employment. These shares will be recorded as compensation expense based on their fair value at the time they are issued.

b) On April 11, 2000 the Company cancelled the 50,000 warrants associated with the Warrick Acquisition Corporation transaction which is described in note 1. The value attributed to the warrants of $15,000 will be transferred to additional paid in capital.